Form 10QSB
period 2006-03-31
Asia Automotive Acquisition Corp.
filed 2006-05-30
CIK 1332552

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2006.

or

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM _________ TO _________.

                       COMMISSION FILE NUMBER: 333-127755

                     ASIA AUTOMOTIVE ACQUISITION CORPORATION
        (Exact name of small business issuer as specified in its charter)

            DELAWARE                                             20-3022552
(State or Other Jurisdiction of                               (I.R.S. Employer
 Incorporation or Organization)                              Identification No.)

             401 SOUTH OLD WOODWARD, SUITE 450 BIRMINGHAM, MI 48009 (Address of Principal Executive Offices including Zip Code)

                                 (248) 593-8330
              (Registrant's Telephone Number, Including Area Code)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of "accelerated filer and large accelerated filer" in Rule 12b-2 of the Exchange. (Check one):

Large Accelerated Filer [ ]   Accelerated Filer [ ]   Non-Accelerated Filer [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [X] No [ ]

There were 5,031,250 shares of the Registrant's common stock issued and outstanding as of May 24, 2006.

                     ASIA AUTOMOTIVE ACQUISITION CORPORATION

                                Table of Contents

                         PART I - FINANCIAL INFORMATION

Item 1. Condensed Financial Statements
        Condensed Balance Sheet
        Condensed Statements of Operations
        Condensed Statements of Cash Flows
        Notes to Condensed Financial Statements
Item 2. Management's Discussion and Analysis of Financial Condition and
        Results of Operations
Item 3. Controls and Procedures

                           PART II - OTHER INFORMATION

Item 1. Legal Proceedings
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Item 3. Defaults Upon Senior Securities
Item 4. Submission of Matters to a Vote of Security Holders
Item 5. Other Information
Item 6. Exhibits
SIGNATURES

                         PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                     ASIA AUTOMOTIVE ACQUISITION CORPORATION
                    (a corporation in the development stage)
                             CONDENSED BALANCE SHEET

                                                                  March 31, 2006
                                                                    (unaudited)
                                                                  --------------
                          ASSETS

Current assets, cash                                                $   4,752
Other assets, deferred offering costs                                 463,063
                                                                    ---------
   Total assets                                                     $ 467,815
                                                                    =========
           LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities
Accrued expenses                                                    $ 403,369
Notes payable, stockholders                                            45,250
                                                                    ---------
   Total current liabilities                                          448,619
                                                                    ---------
Preferred stock, $0.001 par value, authorized
   1,000,000 shares; none issued                                           --
Common stock, $0.001 par value, authorized
   39,000,000 shares; issued and outstanding 1,349,000                  1,349
Paid-in capital in excess of par                                       23,651
Deficit accumulated during the development stage                       (5,804)
                                                                    ---------
Total stockholders' equity                                             19,196
                                                                    ---------
Total liabilities and stockholders' equity                          $ 467,815
                                                                    =========

                See accompanying notes to financial statements.

                     ASIA AUTOMOTIVE ACQUISITION CORPORATION
                    (a corporation in the development stage)

                       CONDENSED STATEMENTS OF OPERATIONS

                                                 Three Months     June 20, 2005
                                                    Ended         (inception) to
                                                March 31, 2006    March 31, 2006
                                                 (unaudited)       (unaudited)
                                               ---------------   ---------------
Formation and operating costs                    $     (178)       $   (5,804)
                                                 ----------        ----------
Net loss                                         $     (178)       $   (5,804)
                                                 ----------        ----------
Weighted average shares outstanding               1,349,000         1,349,000
                                                 ==========        ==========
Net loss per share                               $       --        $       --
                                                 ==========        ==========

                 See accompanying notes to financial statements.

                     ASIA AUTOMOTIVE ACQUISITION CORPORATION
                    (a corporation in the development stage)

                       CONDENSED STATEMENTS OF CASH FLOWS

                                                                                          June 20, 2005
                                                                  Three Months Ended   (Date of Inception)
                                                                    March 31, 2006       To March 31,2006
                                                                     (unaudited)           (unaudited)
                                                                  ------------------   -------------------
NET CASH USED IN OPERATING ACTIVITIES,
Net loss                                                               $   (178)            $ (5,804)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from note payable                                               20,250               45,250
Proceeds from issuance of common stock to existing stockholders              --               25,000
Payments of deferred offering costs                                     (30,063)             (59,694)
                                                                       --------             --------
NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES                      (9,813)              10,556
                                                                       --------             --------
NET INCREASE (DECREASE) IN CASH                                          (9,991)               4,752
CASH, BEGINNING OF PERIOD                                                14,743                   --
                                                                       --------             --------
CASH, END OF PERIOD                                                    $  4,752             $  4,752
                                                                       ========             ========

SUPPLEMENTAL DISCLOSURE OF NON-CASH FINANCING ACTIVITY:
Accrual of offering costs                                              $168,000             $403,369
                                                                       ========             ========

                 See accompanying notes to financial statements.

                 PART I- NOTES TO CONDENSED FINACIAL STATEMENTS

1.   BASIS OF PRESENTATION

The accompanying unaudited condensed financial statements have been prepared by the Company and reflect all adjustments, consisting only of normal recurring adjustments, which are, in the opinion of management, necessary for a fair presentation of the financial position as of March 31, 2006 and the financial results for the three months ended March 31, 2006, in accordance with accounting principles generally accepted in the United States of America for interim financial statements and pursuant to Form 10-QSB and Regulation SB.

Certain financial information and footnote disclosure normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations. The results of operations for the three months ended March 31, 2006 are not necessarily indicative of the results of operations to be expected for a full fiscal year. These interim condensed financial statements should be read in conjunction with the financial statements for the fiscal year end December 31, 2005, which are included in the Company's Registration Statement on Form S-1, amendment 5, as filed on April 7, 2006 (File 333-127755) with the Securities and Exchange Commission.

2.   NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Operations

Asia Automotive Acquisition Corporation (the "Company") was incorporated in Delaware on June 20, 2005 as a blank check company whose objective is to acquire an operating business.

At March 31, 2006, the Company had not yet commenced any operations. All activity through March 31, 2006 relates to the Company's formation and the public offering described below. The Company has selected December 31 as its fiscal year-end.

The Company, after signing a definitive agreement for the acquisition of a target business, is required to submit such transaction for stockholder approval. In the event that stockholders owning 20% or more of the shares sold in the offering ("Offering", please see Subsequent Events for more information on the Company's Offering, which was completed on April 18, 2006) vote against the Business Combination and exercise their redemption rights described below, the Business combination will not be consummated. All of the Company's stockholders prior to the Offering, including all of the officers and directors of the Company ("Initial Stockholders"), have agreed to vote their 1,349,000 founding shares of common stock in accordance with the vote of the majority in interest of all other stockholders of the Company ("Public Stockholders") with respect to any business combination after the Company completes its initial public offering After consummation of a Business Combination, these voting safeguards will no longer be applicable.

With respect to a Business Combination which is approved and consummated, any Public Stockholder who voted against the Business Combination may demand that the Company redeem his or her shares. The per share redemption price will equal the amount in the Trust Account, calculated as of two business days prior to the consummation of the proposed Business Combination, divided by the number of shares of common stock held by Public Stockholders at the consummation of the Offering. Accordingly, Public Stockholders holding 19.99% of the aggregate number of shares owned by all Public Stockholders may seek redemption of their shares in the event of a Business Combination. Such Public Stockholders are entitled to receive their per share interest in the Trust Account computed without regard to the shares held by Initial Stockholders.

The Company's Certificate of Incorporation provides for mandatory liquidation of the Company in the event that the Company does not consummate a Business Combination within 18 months from the date of the consummation of the Offering, or 24 months from the consummation of the Offering if certain extension criteria have been satisfied. The Company does not intend to request any further extensions beyond these time periods. In the event of liquidation, it is likely that the per share value of the residual assets remaining available for distribution (including Trust Fund assets) will be less than the initial public offering price per share in the Offering (assuming no value is attributed to the Warrants contained in the Units to be offered in the Offering discussed in Note 7.)

Common Stock

On January 23, 2006, the Company effected a stock split in the form of a dividend of .233 shares of common stock for each outstanding share of common stock. All references in the accompanying financial statements to the number of shares of common stock and loss per share have been retroactively restated to reflect these transactions.

Loss Per Common Share

Loss per share is computed by dividing net loss by the weighted-average number of shares of common stock outstanding during the period.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of contingent assets and contingent liabilities at the date of the financial statements and the reported amounts of expenses during the reporting period. Actual results could differ from those estimates.

3.   DEFERRED OFFERING COSTS

Deferred offering costs consist principally of legal, accounting and underwriting fees incurred through the balance sheet date that are directly related to the Offering and that will be charged to stockholders' equity upon the receipt of the capital raised.

4.   NOTES PAYABLE, STOCKHOLDERS

The Company issued separate $5,000 unsecured promissory notes to four of the Company's officers and directors and an affiliate of several of the Initial Stockholders, Asia Development Capital LLC, ("ADC") on July 11, 2005. The notes bear interest at the rate of 4% per annum and were originally intended to be payable on the earlier of March 31, 2006 or the consummation of the Offering. Due to the later than anticipated close of the offering the notes will be payable on April 30, 2006. Due to the short-term nature of the note, the fair value of the note approximates its carrying amount. In March 2006, ADC advanced the Company an additional $20,250, which will be payable on April 30, 2006.

5.   COMMITMENTS AND RELATED PARTY TRANSACTIONS

The Company presently occupies office space provided by ADC, an affiliate and stockholder of the Company. ADC has agreed that, until the Company consummates a Business Combination, it will make such office space, as well as certain office and secretarial services, available to the Company, as may be required by the Company from time to time. The Company has agreed to pay such affiliate $7,500 per month for such services commencing on the effective date of the Proposed Offering.

Warrant Solicitation Fee

The Company has engaged Rodman & Renshaw, the representative of the underwriters, on a non-exclusive basis, as the Company's agent for the solicitation of the exercise of the warrants. To the extent not inconsistent with the guidelines of the NASD and the rules and regulation of the SEC, the Company has agreed to pay the representative for bona fide services rendered a commission equal to 2.5% of the exercise price for each warrant exercised more than one year after the date of this prospectus if the exercise was solicited by the underwriters. In addition to soliciting, either orally or in writing, the exercise of the warrants, the representative's services may also include disseminating information, either orally or in writing, to warrant holders about the Company or the market for our securities, and assisting in the processing of the exercise of the warrants. No compensation will be paid to the representative upon the exercise of the warrants if:

- the market price of the underlying shares of common stock is lower than the exercise price;

- the holder of the warrants has not confirmed in writing that the underwriters solicited the exercise;

-    the warrants are held in a discretionary account;

-    the warrants are exercised in an unsolicited transaction; or

- the arrangement to pay the commission is not disclosed in the prospectus provided to warrant holder at the time of exercise.

The Company has also agreed to sell Rodman & Renshaw, LLC, for $100, as additional compensation, an option to purchase up to a total of 350,000 units at a per-unit price of $10.00. The units issuable upon exercise of this option are also identical to those offered by the offering except that the warrants included in the option have an exercise price of $6.65 (133% of the exercise price of the warrants included in the units sold in the offering.) The Company will pay the underwriters in the Offering an underwriting discount of 7% of the Offering (of which 3% is deferred until the consummation of a business combination).

The sale of the option will be accounted for as an equity transaction. Accordingly, there will be no net impact on the Company's financial position or results of operations, except for the recording of the $100 proceeds from the sale consummate a business combination within the prescribed time period and liquidates, the option would become worthless.

Although the purchase option and its underlying securities have been registered under the registration statement of which the prospectus forms a part, the purchase option grants to holders demand and "piggy back" rights for periods of five and seven years, respectively, from the date of the prospectus with respect to the issuable upon exercise of the purchase option. The Company will bear all fees and expenses attendant to registering the securities, other than underwriting commissions which will be paid for by the holders themselves. The exercise price and number of units issuable upon exercise of the purchase option may be adjusted in certain circumstances including in the event of a stock dividend, or the Company's recapitalization, reorganization, merger or consolidation. However, the purchase option will not be adjusted for issuances of common stock at prices below its exercise price.

Pursuant to letter agreements with the Company and the Representative, the Initial Stockholders have waived their right to receive distributions with respect to their founding shares upon the Company's liquidation.

Certain of the Company's officers, directors, or their designees have agreed with the Representative that after consummation of the Proposed Offering and during the 45 day trading period commencing on the later of the date that the securities comprising the units begin separate trading or sixty days following the consummation of the Proposed Offering, that they will purchase up to 320,000 warrants in the public marketplace at prices not to exceed $1.40 per warrant.

On February 8, 2006, five stockholders entered into five separate letter agreements with the representatives of the underwriters pursuant to which they agreed to purchase in aggregate up to $2,000,000 in warrants at prices not to exceed $1.40 per warrant during the 45 day trading period commencing on the later of the date separate trading of the Warrants has commenced or 60 calendar days following the consummation of the Offering. These entities have agreed that any warrants purchased by them pursuant to this agreement will not be sold or transferred until after completed a business combination.

All of the warrant purchases described above will be made in accordance with guidelines, specifically Rule 10b5-1, under the Securities Exchange Act of 1934 through an independent broker-dealer registered under Section 15 of the Exchange Act which is not affiliated with us nor part of the underwriting or selling group. Accordingly, Rodman & Renshaw will not be the broker in the warrant purchase transactions and there are no, and will not be, side or other agreements that would allow Rodman & Renshaw to have any influence over the warrant purchases. In addition, all of the purchasers of warrants described above have agreed not to sell their warrants until we complete a business combination.

The Initial Stockholders will be entitled to registration rights with respect to their founding shares pursuant to an agreement to be signed prior to or on the effective date of the Offering. The holders of the majority of these shares are entitled to make up to two demands that the Company register these shares at any time commencing three months prior to the third anniversary of the effective date of the Offering. In addition, the Initial Stockholders have certain "piggy-back" registration rights on registration statements filed subsequent to the third anniversary of the effective date of the Offering.

6.   PREFERRED STOCK

The Company is authorized to issue 1,000,000 shares of preferred stock with such designations, voting and other rights and preferences as may be determined from time to time by the Board of Directors.

7.   SUBSEQUENT EVENTS

The registration statement for the Company's initial public offering was declared effective on April 11, 2006. The Company consummated the Public Offering on April 18, 2006 and received net proceeds of approximately $38,198,000. The Company's management has broad discretion with respect to the specific application of the net proceeds of the Public Offering, although substantially all of the net proceeds of the Offerings are intended to be generally applied toward consummating a business combination with a target company. As used herein, a "target business" shall include an operating business in the security industry and a "business combination" shall mean the acquisition by the Company of a target business.

Of the proceeds of the Offering, $37,418,000 is being held in a trust account and invested until the earlier of (i) the consummation of the first business combination or (ii) the liquidation of the Company. The amount in the Trust Account includes $ 1,207,500 of contingent underwriting compensation, which will be paid to the underwriters if a business combination is consummated, but which will be forfeited in part if public stockholders elect to have their shares redeemed for cash if a business combination is not consummated. The remaining proceeds may be used to pay for business, legal and accounting due diligence on prospective acquisitions and continuing general and administrative expenses.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

     This Quarterly Report on Form 10-QSB includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and
Section 21E of the Securities Exchange Act of 1934, as amended. We have based these forward-looking statements on our current expectations and projections about future events. These forward-looking statements are subject to known and unknown risks, uncertainties and assumptions about us that may cause our actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by such forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as "may," "should," "could," "would," "expect," "plan," "anticipate," "believe," "estimate," "continue," or the negative of such terms or other similar expressions. Factors that might cause or contribute to such a discrepancy include, but are not limited to, those described in our other Securities and Exchange Commission filings. The following discussion should be read in conjunction with our Financial Statements and related Notes thereto included elsewhere in this report.

     We were formed on June 20, 2005, to serve as a vehicle to effect a merger, capital stock exchange, asset acquisition or other similar business combination with an operating business within the global automotive component industry that have their primary operating facilities located in China, India or the Asian nations which comprise the Association of Southeast Nations (ASEAN). Our initial business combination must be with a target business or businesses whose fair market value is at least equal to 80% of net assets at the time of such acquisition. We intend to utilize cash derived from the proceeds of our recently completed public offering, our capital stock, debt or a combination of cash, capital stock and debt, in effecting a business combination.

     For the period from January 1, 2006 through March 31, 2006, we had no reportable net income.

     On April 18, 2006, we consummated our initial public offering of 5,031,250, units including 656,250 units that were subject to the underwriters' over-allotment option. Each unit consists of one share of common stock and one redeemable common stock purchase warrant. Each warrant entitles the holder to purchase from us one share of our common stock at an exercise price of $5.00. The 5,031,250 units were sold at an offering price of $8.00 per unit, generating total gross proceeds of $40,250, 000. Rodman & Renshaw, LLC and Chardan Capital Markets, LLC acted as co-underwriters. The securities sold in the offering were registered under the Securities Act of 1933 on a registration statement on Form S-1 (No. 333-127755). The Securities and Exchange Commission declared the registration statement effective on April 11, 2006.

     We paid a total of $1,610,000 in underwriting discounts and commissions, and approximately $442,000 was paid for costs and expenses related to the offering. After deducting the underwriting discounts and commissions and the offering expenses, the total net proceeds to us from the offering were approximately $38,198,000, of which $37,418,000 was deposited into a trust fund and the remaining proceeds are available to be used to provide for business, legal and accounting due diligence on prospective business combinations and continuing general and administrative expenses. Of the amount deposited in the trust fund $1,207,000 represents deferred underwriters fees. Upon the consumption of business combination, we will pay such fees out of the proceeds held in trust.

     The remaining proceeds are available to be used by us to provide for business, legal and accounting due diligence on prospective acquisitions and continuing general and administrative expenses. We will use substantially all of the net proceeds of the initial public offering to acquire a target business, including identifying and evaluating prospective acquisition candidates, selecting the target business, and structuring, negotiating and consummating the business combination. To the extent that our capital stock is used in whole or in part as consideration to effect a business combination, the proceeds held in the trust fund as well as any other net proceeds not expended will be used to finance the operations of the target business. We believe we have sufficient available funds outside of the trust fund to operate through April 19, 2008, assuming that a business combination is not consummated during that time. From April 19, 2006 through March 31, 2007, we anticipate approximately $550,000 of expenses for legal, accounting and other expenses attendant to the due diligence investigations, structuring and negotiating of a business combination, an aggregate of $180,000 for the administrative services and support payable to an affiliate of our president (a total of $7,500 per month for two years), $50,000 of expenses in legal and accounting fees relating to SEC reporting. We do not believe we will need to raise additional funds in order to meet the expenditures required for operating our business. However, we may need to raise additional funds through a private offering of debt or equity securities if such funds are required to consummate a business combination that is presented to us. We would only consummate such a financing simultaneously with the consummation of a business combination.

ITEM 3. CONTROLS AND PROCEDURES

     Our management carried out an evaluation, with the participation of our principal executive, financial, and accounting officers, of the effectiveness of our disclosure controls and procedures as of March 31, 2006. Based upon that evaluation, our chief executive officer concluded that our disclosure controls and procedures were effective to ensure that information required to be disclosed by us in reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized, and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission.

     There has not been any change in our internal control over financial reporting in connection with the evaluation required by Rule 13a-15(d) under the Exchange Act that occurred during the quarter ended March 31, 2006, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

                           PART II - OTHER INFORMATION

1.   LEGAL PROCEEDINGS

None.

2.   UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

     On April 18, 2006, we consummated our initial public offering of 5,031,250, units including 656,250 units that were subject to the underwriters' over-allotment option. Each unit consists of one share of common stock and one redeemable common stock purchase warrant. Each warrant entitles the holder to purchase from us one share of our common stock at an exercise price of $5.00. The 5,031,250 units were sold at an offering price of $8.00 per unit, generating total gross proceeds of $40,250, 000. Rodman & Renshaw, LLC and Chardan Capital Markets, LLC acted as co-underwriters. The securities sold in the offering were registered under the Securities Act of 1933 on a registration statement on Form S-1 (No. 333-127755). The Securities and Exchange Commission declared the registration statement effective on April 11, 2006.

     We paid a total of $1,610,000 in underwriting discounts and commissions, and approximately $442,000 was paid for costs and expenses related to the offering.

     After deducting the underwriting discounts and commissions and the offering expenses, the total net proceeds to us from the offering were approximately $38,198,000, of which $37,418,000 was deposited into a trust fund and the remaining proceeds are available to be used to provide for business, legal and accounting due diligence on prospective business combinations and continuing general and administrative expenses. Of the amount deposited in the trust fund $1,207,000 represents deferred underwriters fees. Upon the consumption of business combination, we will pay such fees out of the proceeds held in trust.

3.   DEFAULTS UPON SENIOR SECURITIES

None.

4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

5.   OTHER INFORMATION

None.

6.   EXHIBITS

EXHIBIT NO.   DESCRIPTION
-----------   -----------
31.1          Certification by the Chief Executive Officer pursuant to Rules
              13a-15(e) and 15d-15(e)

32.1 Certification of the Chairman of the Board and Chief executive officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
              (Subsections (a) and (b) of Section 1350, Chapter 63 of Title 18,
              United States Code)

                                   SIGNATURES

     In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        ASIA AUTOMOTIVEACQUISITION CORPORATION


May 25, 2006                            By: /s/ Dr. David J. Brophy
                                            ------------------------------------
                                            Dr. David J. Brophy
                                            Chief Financial Officer


                                        By: /s/ William R. Herren
                                            ------------------------------------
                                            William R. Herren
                                            Chairman of the Board of Directors

                                 EXHIBIT INDEX

EXHIBIT NO.   DESCRIPTION
-----------   -----------
31.1          Certification by the Chief Executive Officer pursuant to Rules
              13a-15(e) and 15d-15(e)

32.1 Certification of the Chairman of the Board and Chief executive officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
              (Subsections (a) and (b) of Section 1350, Chapter 63 of Title 18,
              United States Code)