Form 10QSB
period 2006-06-30
Asia Automotive Acquisition Corp.
filed 2006-08-15
CIK 1332552

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                   FORM 10-QSB

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2006

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                       COMMISSION FILE NUMBER: 333-127755

                     ASIA AUTOMOTIVE ACQUISITION CORPORATION

                DELAWARE                                         20 - 3022522
     (State or other jurisdiction of                           (I.R.S. Employer
     incorporation or organization)                          Identification No.)

    401 SOUTH OLD WOODWARD, SUITE 450                               48009
          BIRMINGHAM, MICHIGAN                                    (Zip Code)
(Address of principal executive offices)

                                 (248) 593-8330
               Registrant's telephone number, including area code

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of "accelerated filer and large accelerated filer" in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer [ ]   Accelerated filer [ ]   Non-accelerated filer [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes [X] No [ ]

As of August 14, 2006, 5,031,250 shares of the registrant's common stock, par value $0.001 per share, were outstanding.

                     ASIA AUTOMOTIVE ACQUSITION CORPORATION
                                Table of Contents

                         PART I - FINANCIAL INFORMATION
Item 1. Condensed Financial Statements
        Condensed Balance Sheet
        Condensed Statements of Operations
        Condensed Statements of Cash Flows
        Notes to Condensed Financial Statements
Item 2  Management 's Discussion and Analysis of Financial Condition and
        Results of Operations
Item 3. Quantitative and Qualitative Disclosures about Market Risk
Item 4. Controls and Procedures

                           PART II - OTHER INFORMATION
Item 1. Legal Proceedings
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Item 3. Defaults Upon Senior Securities
Item 4. Submission of Matters to a Vote of Security Holders
Item 5. Other Information
Item 6. Exhibits
SIGNATURES

Item 1. Financial Statements.

                     ASIA AUTOMOTIVE ACQUISITION CORPORATION
                    (a corporation in the development stage)
                                  BALANCE SHEET

                                                        JUNE 30,
                                                          2006
                                                      -----------
                                                      (UNAUDITED)
                       ASSETS
Current assets
   Cash and cash equivalents                          $   695,202
   Other assets
   Prepaid expenses                                        10,000
   Cash held in trust account                          37,763,431
                                                      -----------
   Total assets                                       $38,468,633
                                                      ===========

        LIABILITIES AND STOCKHOLDERS' EQUITY
   Current liabilities
   Accrued expenses                                   $    25,250
   Accrued taxes payable                                  120,901
   Warrant liability                                    7,658,876
   Deferred underwriter's fee                             966,121
                                                      -----------
   Total current liabilities                            8,771,148
                                                      -----------
   Common stock, subject to possible redemption,
      1,005,746 shares at redemption value plus
      interest income of $44,884 (net of taxes)         7,524,742

   Stockholders' equity
   Preferred stock, $.00001 par value, authorized
      1,000,000 shares; none issued and outstanding            --

   Common stock, $.00001 par value, authorized
      39,000,000 shares; issued and outstanding
      6,380,250 shares (of which 1,005,746 shares
      subject to possible redemption)                       6,380
   Additional paid-in capital                          22,327,433
   Deficit accumulated during the development stage      (161,070)
                                                      -----------
   Total stockholders' equity                          22,172,743
                                                      -----------
   Total liabilities and stockholders' equity         $38,468,633
                                                      ===========

See notes to financial statements.

                     ASIA AUTOMOTIVE ACQUISITION CORPORATION
                    (a corporation in the development stage)
                            STATEMENTS OF OPERATIONS

                                              THREE MONTHS     SIX MONTHS     JUNE 20, 2005
                                                 ENDED           ENDED       (INCEPTION) TO
                                             JUNE 30, 2006   JUNE 30, 2006    JUNE 30, 2006
                                             -------------   -------------   --------------
                                              (UNAUDITED)     (UNAUDITED)      (UNAUDITED)
Interest income, net                          $  345,431      $  345,431       $  345,431
Loss on warrant liability                       (276,063)       (276,063)        (276,063)
Formation and operating costs                   (103,733)       (103,911)        (109,537)
                                              ----------      ----------       ----------
Losses before taxes                           $  (34,365)     $  (34,543)      $  (40,169)
Income taxes                                    (120,901)       (120,901)        (120,901)
                                              ----------      ----------       ----------
Net loss                                      $ (155,266)     $ (155,444)      $ (161,070)
                                              ----------      ----------       ----------
Weighted average shares outstanding (basic
   and diluted)                                5,440,346       3,405,975        2,210,037
                                              ==========      ==========       ==========
Net loss per share (basic and diluted)        $     (.03)     $     (.05)      $     (.07)

See notes to financial statements.

                     ASIA AUTOMOTIVE ACQUISITION CORPORATION
                    (a corporation in the development stage)
                            STATEMENTS OF CASH FLOWS

                                                                      JUNE 20, 2005
                                                     SIX MONTHS    (DATE OF INCEPTION)
                                                       ENDED                TO
                                                   JUNE 30, 2006      JUNE 30, 2006
                                                   -------------   -------------------
                                                    (UNAUDITED)        (UNAUDITED)
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net loss                                        $   (155,444)      $   (161,070)
   Adjustments to reconcile net loss to net cash
      from operations:
      Prepaid expenses                                   10,000             10,000
      Warrant liability                                 276,063            276,063
      Income taxes payable                              120,901            120,901
      Accrued expenses                                   25,250             25,250
Net cash provided by operating activities               276,770            271,144
                                                   ------------       ------------
NET CASH USED IN INVESTING ACTIVITIES:
      Cash held in trust account                    (37,763,431)       (37,763,431)
                                                   ------------       ------------
CASH FLOWS FROM FINANCING ACTIVITIES:
   Proceeds from note payable                            20,250             45,250
   Proceeds from issuance of common stock to
      existing stockholders                                  --             25,000
   Gross proceeds of public offering                 40,250,000         40,250,000
   Repayment of notes payable to stockholders           (45,250)           (45,250)
   Payments of deferred offering costs               (2,057,980)        (2,087,611)
                                                   ------------       ------------
Net cash provided by financing activities            38,167,120         38,187,489
                                                   ------------       ------------
Net increase in cash                                    680,459            695,202
Cash, beginning of period                                14,743                 --
                                                   ------------       ------------
Cash, end of period                                $    695,202       $    695,202
                                                   ============       ============
SUPPLEMENTAL DISCLOSURE OF NON-CASH FINANCING
   ACTIVITY:
   Deferred underwriter's fees                     $  1,207,500       $  1,207,500
                                                   ============       ============

See notes to financial statements.

                     ASIA AUTOMOTIVE ACQUISITION CORPORATION
                    (a corporation in the development stage)

                          NOTES TO FINANCIAL STATEMENTS

     1. ORGANIZATION AND BUSINESS OPERATIONS

          Asia Automotive Acquisition Corporation (the "Company") was incorporated in Delaware on June 20, 2005 as a blank check company formed to acquire, through merger, capital stock exchange, asset acquisition or other similar business combination, a business in the automotive supplier industry. The Company has neither engaged in any operations nor generated revenues to date. The Company is considered to be in the development stage and is subject to the risks associated with activities of development stage companies. The Company has elected December 31st as its fiscal year end.

          The financial information in this report has not been audited, but in the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary to present fairly such information have been included. Operating results for the interim period are not necessarily indicative of the results to be expected for the full year.

          The registration statement for the Company's initial public offering (the "Public Offering") was declared effective on April 11, 2006. The Company consummated the Public Offering on April 18, 2006 and received net proceeds of $ 38,521,255. The Company's management has broad discretion with respect to the specific application of the net proceeds of the Public Offering (the "Offering") (as described in Note 3), although substantially all of the net proceeds of the Offerings are intended to be generally applied toward consummating a business combination with a target company. As used herein, a "target business" shall include an operating business in the security industry and a "business combination" shall mean the acquisition by the Company of a target business.

          Of the proceeds of the Offering, $37,418,000 is being held in a trust account ("Trust Account") and invested until the earlier of (i) the consummation of the first business combination or (ii) the distribution of the Trust Account as described below. The amount in the Trust Account includes $ 1,207,500 of contingent underwriting compensation, which will be paid to the underwriters if a business combination is consummated, but which will be forfeited in part if public stockholders elect to have their shares redeemed for cash if a business combination is not consummated. Deferred underwriter's fee is reflected on the balance sheet at $966,121, an additional $241,379 is included in common stock, subject to possible conversion, for a total of $1,207,500. The remaining proceeds may be used to pay for business, legal and accounting due diligence on prospective acquisitions and continuing general and administrative expenses.

          The Company, after signing a definitive agreement for the acquisition of a target business, will submit such transaction for stockholder approval. In the event that public stockholders owning a majority of the outstanding stock sold in the Offerings vote against the business combination and elect to have the Company redeem their shares for cash, including all of the officers and directors of the Company ("Initial Stockholders"), have agreed to vote their 1,349,000 founding shares of common stock in accordance with the vote of the majority in interest of all other stockholders of the Company with respect to any business combination and to vote any shares they acquire in the aftermarket in favor of the business combination. After consummation of the Company's first business combination, all of these voting safeguards will no longer be applicable.

          With respect to the first business combination which is approved and consummated, any holder of shares sold in the Public Offering, other than the Initial Stockholders and their nominees (the "Public Stockholders") who voted against the business combination may demand that the Company redeem his or her shares. The per share redemption price will equal $ 7.40 per share plus interest earned thereon in the Trust Account. Accordingly, Public Stockholders holding 19.99% of the aggregate number of shares sold in this offering and the private placement may seek redemption of their shares in the event of a business combination.

          The Company's Certificate of Incorporation provides for mandatory liquidation of the Company, without stockholder approval, in the event that the Company does not consummate a business combination within 18 months from the date of consummation of the Public Offering, or 24 months from the consummation of the Public Offering if certain extension criteria have been satisfied. The Initial Stockholders have waived their right to liquidation distributions with respect to the shares of common stock included in such units. Accordingly, in the event of such liquidation, the amount in the Trust Account will be distributed to the holders of the shares sold in the Public Offering.

     2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation:

          The accompanying financial unaudited condensed financial statements have been prepared by the Company and reflect all adjustments, consisting of normal recurring adjustments, which are, in the opinion of management, necessary for a fair presentation of the financial position of the Company as of June 30, 2006 and the financial results for the three and six months ended June 30, 2006, as well as for the period June 20, 2005 (date of inception) through June 30, 2006, in accordance with accounting principles generally accepted in the United States of America for interim financial statements and pursuant to Form 10-QSB and Regulation SB.

Certain information and footnote disclosures normally included in the Company's annual audited financial statements have been condensed or omitted pursuant to such rules and regulations. The results of operations for the three and six months ended June 30, 2006 as well as for the period June 20, 2005 (date of inception) through June 30, 2006, are not necessarily indicative of the results of operations to be expected for a full year. These interim condensed financial statements should be read in conjunction with the financial statements for the fiscal year ended December 31, 2005, which are included in the Company's Registration Statement on Form S-1 filed with the Securities and Exchange Commission.

Common stock:

          On January 23, 2006, the Company effected a stock split in the form of a dividend of .233 shares of common stock for each outstanding share of common stock. All references in the accompanying financial statements to the number of shares of common stock and loss per share have been retroactively restated to reflect these transactions.

Warrant liability:

          The Company has outstanding warrants, which provides for the Company to register the shares underlying the warrants and is silent as to the penalty to be incurred in the absence of the Company's ability to deliver registered shares to the warrant holders upon warrant exercise. Under EITF No. 00-19 "Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company's Own Stock" ("EITF No. 00-19"), registration of the common stock underlying the Company's warrants is not within the Company's control. As a result, the company must assume that it could be required to settle the warrants on a net-cash basis, thereby necessitating the treatment of the potential settlement obligation as a liability. Further EITF No. 00-19, requires the Company to record the potential settlement liability at each reporting date using the current estimated fair value of the warrants, with any changes being recorded through the Company's statement of operations. The potential settlement obligation related to the warrants will continue to be reported as a liability until such time that the warrants are exercised, expire, or the Company is otherwise able to modify the registration requirements in the warrant agreement to remove the provisions which require this treatment. The fair value of the warrant liability is determined using the trading value of the warrants.

Loss per common share:

          Loss per common share is based on the weighted average number of common shares outstanding. The Company complies with SFAS No. 128, "Earnings Per Share." SFAS No. 128 requires dual presentation of basic and diluted income per share for all periods presented. Basic loss per share excludes dilution and is computed by dividing income available to common stockholders by the weighted average number of common shares outstanding for the period. Diluted loss per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then share in the income of the Company.

          Since the effects of the outstanding warrants are anti-dilutive, it has been excluded from the computation of loss per common share.

Use of estimates:

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

Income tax:

          The Company complies with the Financial Accounting Standards Board ("FASB") SFAS 109, "Accounting for Income Taxes," which requires an asset and liability approach to financial accounting and reporting for income taxes. Deferred income tax assets and liabilities are computed for differences between the financial statement and tax bases of assets and liabilities that will result in future taxable or deductible amounts, based on enacted tax laws and rates applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized.

Cash and cash equivalents:

          The Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents.

     3. THE OFFERING

          On April 18, 2006, the Company sold 5,031,250 units to the public at a price of $8.00 per unit. Each unit consists of one share of the Company's common stock, $0.001 par value, and one redeemable common stock purchase warrant ("warrant"). Each warrant entitles the holder to purchase from the Company one share of common stock at an exercise price of $5.00 commencing the later of the completion of a business combination with a target business or April 10, 2007 and expiring April 11, 2012. The underwriters exercised the full exercise of an over-allotment option with respect to 656,250 units on April 18, 2006 and were issued such units on April 18, 2006. The warrants are redeemable at a price of $.01 per warrant upon 30 days notice after the warrants become exercisable, only in the event that the last sale price of the common stock is at least $10.00 per share for any 20 trading days within a 30 trading day period ending three business days before we send the notice of redemption.

     4. INCOME TAXES

          Income tax expense for the three and six months ended June 30, 2006 was approximately $121,000. The expense is for current federal and state income taxes.

     5. COMMITMENTS AND RELATED PARTY TRANSACTIONS

          The Company presently occupies office space provided by ADC, an affiliate and stockholder of the Company. ADC has agreed that, until the Company consummates a Business Combination, it will make such office space, as well as certain office and secretarial services, available to the Company, as may be required by the Company from time to time. The Company has agreed to pay such affiliate $7,500 per month for such services commencing on the effective date of the Offering, April 18, 2006.

          The Company has engaged Rodman & Renshaw, the representative of the underwriters, on a non-exclusive basis, as the Company's agent for the solicitation of the exercise of the warrants. To the extent not inconsistent with the guidelines of the NASD and the rules and regulations of the SEC, the Company has agreed to pay the representative for bona fide services rendered a commission equal to 2.5% of the exercise price for each warrant exercised more than one year after the date of this prospectus if the exercise was solicited by the underwriters. In addition to soliciting, either orally or in writing, the exercise of the warrants, the representative's services may also include disseminating information, either orally or in writing, to warrant holders about the Company or the market for our securities, and assisting in the processing of the exercise of the warrants. No compensation will be paid to the representative upon the exercise of the warrants if:

     - the market price of the underlying shares of common stock is lower than the exercise price;

     - the holder of the warrants has not confirmed in writing that the underwriters solicited the exercise;

     -    the warrants are held in a discretionary account;

     -    the warrants are exercised in an unsolicited transaction; or

     - the arrangement to pay the commission is not disclosed in the prospectus provided to warrant holders at the time of exercise.

          The Company has sold to Rodman & Renshaw, LLC (the "Representative" of the underwriters), for $100, as additional compensation, an option to purchase up to a total of 350,000 units at a per-unit price of $10.00. The units issuable upon exercise of this option are also identical to those offered by the Offering except that the warrants included in the option have an exercise price of $6.65 (133% of the exercise price of the warrants included in the units sold in the offering.) The Company will pay the underwriters in the Offering an underwriting discount of 7% of the gross proceeds of this Offering (of which 3% is deferred until the consummation of a business combination).

          The sale of the option will be accounted for as an equity transaction. Accordingly, there will be no net impact on the Company's financial position or results of operations, except for the recording of the $100 proceeds from the sale. The Company has determined, based upon a Black-Scholes model, that the fair value of the option on the date of sale would be approximately $3.10 per unit, or $1,086,001 total, using an expected life of five years, volatility of 45.47% and a risk-free interest rate of 4.39%.

          The volatility calculation of 45.47% is based on the 365-day average volatility of a representative sample of ten (10) companies with market capitalizations under $500 million that management believes to be engaged in the business of auto component parts (the "Sample Companies"). Because the Company does not have a trading history, the Company needed to estimate the potential volatility of its common stock price, which will depend on a number of factors which cannot be ascertained at this time. The Company referred to the 365-day average volatility of the Sample Companies because management believes that the average volatility of such companies is a reasonable benchmark to use in estimating the expected volatility of the Company's common stock post-business combination. Although an expected life of five years was taken into account for purposes of assigning a fair value to the option, if the Company does not consummate a business combination within the prescribed time period and liquidates, the option would become worthless.

          Pursuant to letter agreements with the Company and the Representative, the Initial Stockholders have waived their right to receive distributions with respect to their founding shares upon the Company's liquidation.

          Certain of the Company's officers, directors, or their designees have agreed with the Representative that consummation of the Offering and during the 45 trading day period commencing on the later of the date that the securities comprising the units begin separate trading or sixty days following the consummation of the Offering, that they will purchase up to 320,000 warrants in the public marketplace at prices not to exceed $1.40 per Warrant. As of June 30, 2006, William R Herren, Mr. Rudy Wilson, Chun Hao and Asia Development Capital officer, directors and designee of the Company held 270,000 warrants to purchase the Company's securities.

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

          On February 8, 2006, five stockholders entered into five separate letter agreements with the representatives of the underwriters pursuant to which they agreed to purchase in aggregate up to $2,000,000 in warrants at prices not to exceed $1.40 per warrant during the 45 day trading period commencing on the later of the date separate trading of the Warrants has commenced or 60 calendar days following the consummation of the Offering. These entities have agreed that any warrants purchased by them pursuant to this agreement will not be sold or transferred until after completed a business combination. As of June 30, 2006, these five stockholders held 20,000 warrants to purchase the Company's securities.

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

          We were formed on June 20, 2005, to serve as a vehicle to effect a merger, capital stock exchange, asset acquisition or other similar business combination with an operating business in the hospitality industry. Our initial business combination must be with a target business or businesses whose fair market value is at least equal to 80% of net assets at the time of such acquisition. We intend to utilize cash derived from the proceeds of our recently completed public offering, our capital stock, debt or a combination of cash, capital stock and debt, in effecting a business combination.

          Since our initial public offering, we have been actively engaged in sourcing a suitable business combination candidate. We have met with target companies, service professionals and other intermediaries to discuss with them our company, the background of our management and our combination preferences. In the course of these discussions, we have also spent time explaining the capital structure of the initial public offering, the combination approval process, and the timeline under which we are operating before the proceeds of the offering are returned to investors.

          Most of the activity from June 20, 2005 (inception) to June 30, 2006 relates to the Company's formation and public offering described below.

THREE MONTHS ENDED JUNE 30, 2006

          For the three months ended June 30, 2006, we had net loss of approximately $155,266, consisting of interest income of $345,431 offset by warrant liability of $276,063 and operating costs of $103,733 Interest income is derived primarily from investment of our cash balances held in trust, which aggregated approximately $37,763,431 at June 30, 2006. The cash balance held in trust is invested primarily in treasury bills.

SIX MONTHS ENDED JUNE 30, 2006

          For the six months ended June 30, 2006, we had a net loss of approximately $155,444 consisting of interest income of $345,431 offset by a warrant liability of $276,063 and formation operating costs of $103,911. Interest income is derived primarily from investment of our cash balances held in trust, which aggregated approximately $37,763,431 at June 30, 2006. The cash balance held in trust is invested primarily in treasury bills.

LIQUIDITY AND CAPITAL RESOURCES

          On April 19, 2006, we consummated our initial public offering of 5,031,250 units including an additional 656,250 units that were subject to the underwriters' over-allotment option. Each unit consists of one share of common stock and one redeemable common stock purchase warrant. Each warrant entitles the holder to purchase from us one share of our common stock at an exercise price of $5.00.

          Of the proceeds of the Offering, $37,418,000 is being held in a trust account ("Trust Account") and invested until the earlier of (i) the consummation of the first business combination or (ii) the distribution of the Trust Account as described below. The amount in the Trust Account includes $ 1,207,500 of contingent underwriting compensation, which will be paid to the underwriters if a business combination is consummated, but which will be forfeited in part if public stockholders elect to have their shares redeemed for cash if a business combination is not consummated. Deferred underwriter's fee is reflected on the balance sheet at $966,121, an additional $241,379 is included in common stock, subject to possible conversion, for a total of $1,207,500. The remaining proceeds may be used to pay for business, legal and accounting due diligence on prospective acquisitions and continuing general and administrative expenses.

          We pay Asia Development Capital LLC., an affiliate,, an aggregate fee of $7,500 per month which includes the cost of the office space and the cost of other general and administrative services provided to us by such affiliate.

CONTROLS AND PROCEDURES

          There has not been any change in our internal control over financial reporting in connection with the evaluation required by Rule 13a-15(d) under the Exchange Act that occurred during the quarter ended June 30, 2006, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

OTHER INFORMATION

LEGAL PROCEEDINGS

There are no material legal proceedings pending against us.

UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Not Applicable

DEFAULTS UPON SENIOR SECURITIES

Not Applicable.

SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Not Applicable.

OTHER INFORMATION

Not Applicable.

EXHIBITS

EXHIBIT NO.   DESCRIPTION OF EXHIBITS
-----------   -----------------------
31.1          Section 302 Certification of Principal Executive Officer
32.1          Section 906 Certification

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                         ASIA AUTOMOTIVE ACQUISITION CORPORATION


Date: August 14, 2006

                                                       By: /s/ William R. Herren
                                                          ----------------------
                                                               William R. Herren
                                                                        Chairman
                                                   (Principal Executive Officer)

                                                             By: /s/ Rudy Wilson
                                                                ----------------
                                                                     Rudy Wilson
                                                         Chief Executive Officer
                                                   (Principal Executive Officer)

                                                         By: /s/ David J. Brophy
                                                            --------------------
                                                                 David J. Brophy
                                                         Chief Financial Officer
                                    (Principal Financial and Accounting Officer)

                                  EXHIBIT INDEX

EXHIBIT NO.   DESCRIPTION OF EXHIBITS
-----------   -----------------------
31.1          Section 302 Certification of Principal Executive Officer
32.1          Section 906 Certification