Form 10QSB
period 2006-09-30
Asia Automotive Acquisition Corp.
filed 2006-11-21
CIK 1332552

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
FORM 10-QSB



QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2006
Or

TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number: 333-127755


ASIA AUTOMOTIVE ACQUISITION CORPORATION


Delaware                                    20 -3022522
(State or other jurisdiction of     (I.R.S. Employer Identification No.)
incorporation or organization)

401 South Old Woodward, Suite 450
Birmingham, Michigan                          48009
(Address of principal executive offices)    (Zip Code)



(248) 593-8330
Registrant's telephone number, including area code


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days. Yes No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of "accelerated filer and large accelerated filer" in Rule 12b-2 of the Exchange Act. (Check one):
     Large accelerated filer   Accelerated filer   Non-accelerated filer

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes No








As of November 14, 2006, 6,380,250 shares of the registrant's common stock, par value $0.001 per share, were outstanding.





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





Item 1. Financial Statements.

Asia Automotive Acquisition Corporation
(a corporation in the development stage)
CONDENSED BALANCE SHEET

                                      	            September 30,2006
                                                    (unaudited)
ASSETS
Current assets
   Cash                                                $480,428

   Other assets,
   cash and cash equivalents held in trust account   38,239,991
   Total assets                                     $38,720,419


LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities
Accrued expenses                                        $50,250
Accrued taxes payable                                   144,025
Warrant liability                                     9,747,310
Deferred underwriter's fee                              966,121
  Total current liabilities                          10,907,706

Common stock, subject to possible redemption,
1,005,746 shares at redemption value plus interest
income of $106,848 (net of taxes)                     7,578,210

Stockholders' equity
Preferred stock, $.00001 par value, authorized
1,000,000 shares; none issued and outstanding

Common stock, $.00001 par value, authorized
39,000,000 shares; issued and outstanding
6,380,250 shares (of which 1,005,746 shares subject to possible redemption)

                                                          6,380
Additional paid-in capital                           22,327,433
Deficit accumulated during the development stage     (2,099,310)
Total stockholders' equity                           20,234,503
Total liabilities and stockholders'equity           $38,720,419

See notes to financial statements.


1


Asia Automotive Acquisition Corporation
(a corporation in the development stage)
CONDENSED STATEMENTS OF OPERATIONS

                              Three Months        Nine months     June 20,2005
                              Ended               Ended           (inception)
                                                                       to
                              Sept 30,2006        Sept 30,2006    Sept 30, 2006
                              (unaudited)         (unaudited)     (unaudited)

Interest income, net            $476,560            $821,991         $821,991
Loss on warrant liability     (2,088,434)         (2,364,497)      (2,364,497)
Formation and operating
  costs                         (303,242)           (407,153)        (412,779)
Losses before taxes          $(1,915,116)        $(1,949,659)     $(1,955,285)

Income taxes                     (23,124)           (144,025)        (144,025)

Net loss                     $(1,938,240)        $(2,093,684)     $(2,099,210)

Weighted average shares
outstanding (basic and
diluted)                       6,380,250            4,401,045       3,126,637

Net loss per common share
(basic and diluted)                $(.30)               $(.48)          $(.67)

Interest income attributable
to common stock to possible
converstion (Net of Taxes)        61,946              106,848         106,848

Net loss allocable to common
stockholders not subject to
possible conversion          ($2,000,186)         ($2,220,532)    ($2,206,158)


See notes to financial statements.

2


Asia Automotive Acquisition Corporation
(a corporation in the development stage)

CONDENSED STATEMENTS OF CASH FLOWS

                                       Nine Months         June 20, 2005
                                       Ended               (Date of Inception)
                                       September 30, 2006       to
                                                         September 30, 2006
                                       (unaudited)         (unaudited)

Cash flows from operating activities:
 Net loss                               $(2,093,684)         $(2,246,319)
 Adjustments to reconcile net loss
to net cash from operations:
    Warrant liability                     2,364,497            2,364,497
    Income taxes payable                    144,025              144,025
    Accrued expenses                       (185,119)            (185,119)

Net cash provided by operating activities   229,719              224,093
Net cash used in investing activities:
    Cash held in trust account          (38,241,322)         (38,241,322)

Cash flows from financing activities:
 Proceeds from note payable                  20,250               45,250
 Proceeds from issuance of common stock
to existing stockholders                          -               25,000
 Sale of option to underwriter                  100                  100

 Gross proceeds of public offering       40,250,000           40,250,000
 Repayment of notes payable to
stockholders                                (45,250)             (45,250)
 Payments of deferred offering costs     (1,749,143)          (1,778,774)

Net cash provided by financing
 activities                              38,475,957            38,314,294
Net increase in cash                        464,354               479,097
Cash, beginning of period                    14,743                     -
Cash, end of period                        $479,097              $479,097

Supplemental disclosure of non-cash
financing activity:
 Deferred underwriter's fees             $1,207,500            $1,207,500


See notes to financial statements.

3




Asia Automotive Acquisition Corporation
(a corporation in the development stage)

Notes to Condensed Financial Statements

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

       The registration statement for the Company's initial public offering (the "Public Offering") was declared effective on April 11, 2006. The Company consummated the Public Offering on April 18, 2006 and received net proceeds of $ 38,521,255. The Company's management has broad discretion with respect to the specific application of the net proceeds of the Public Offering (the "Offering") (as described in Note 3), although substantially all of the net proceeds of the Offering are intended to be generally applied toward consummating a business combination with a target company. As used herein, a "target business" shall include an operating business in the security industry and a "business combination" shall mean the acquisition by the Company of a target business.

       Of the proceeds of the Offering, $37,418,000 is being held in a trust account ("Trust Account") and invested until the earlier of (i) the consummation of the first business combination or (ii) the distribution of the Trust Account as described below. The amount in the Trust Account include
$ 1,207,500 of contingent underwriting compensation, which will be paid to the underwriters if a business combination is consummated, but which will be forfeited in part if public stockholders elect to have their shares redeemed for cash if a business combination is not consummated. Deferred underwriter's fee is reflected on the balance sheet at $966,121, an additional $241,379 is included in common stock, subject to possible conversion, for a total of $1,207,500. The remaining proceeds may be used to pay for business, legal and accounting due diligence on prospective acquisitions and continuing general and administrative expenses.

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

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation:

       The accompanying financial unaudited condensed financial statements have been prepared by the Company and reflect all adjustments, consisting of normal recurring adjustments, which are, in the opinion of management, necessary for a fair presentation of the financial position of the Company as of September 30, 2006 and the financial results for the three and nine months ended September 30, 2006, as well as for the period June 20, 2005 (date of inception) through September 30, 2006, in accordance with accounting principles generally accepted in the United States of America for interim financial statements and pursuant to Form 10-QSB and Regulation SB.

Certain information and footnote disclosures normally included in the Company's annual audited financial statements have been condensed or omitted pursuant to such rules and regulations. The results of operations for the three and nine months ended September 30, 2006 as well as for the period June 20, 2005 (date of inception) through September 30, 2006, are not necessarily indicative of the results of operations to be expected for a full year. These interim condensed financial statements should be read in conjunction with the financial statements for the fiscal year ended December 31, 2005, which are included in the Company's Registration Statement on Form S-1 filed with the Securities and Exchange Commission.

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


4. INCOME TAXES

       Income tax expense for the three and nine months ended September
30, 2006 was approximately $167,000 and $288,000, respectively. The expense is for current federal and state income taxes.



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

       The Company has engaged Rodman & Renshaw, the representative of the underwriters, on a non-exclusive basis, as the Company's agent for the solicitation of the exercise of the warrants. To the extent not inconsistent with the guidelines of the NASD and the rules and regulations of the SEC, the Company has agreed to pay the representative for bona fide services rendered a commission equal to 2.5% of the exercise price for each warrant exercised more than one year after the date of the prospectus if the exercise was solicited by the underwriters. In addition to soliciting, either orally or in writing, the exercise of the warrants, the representative's services may also include disseminating information, either orally or in writing, to warrant holders about the Company or the market for our securities, and assisting in the processing of the exercise of the warrants. No compensation will be paid to the representative upon the exercise of the warrants if:

* the market price of the underlying shares of common stock is lower than the exercise price;
* the holder of the warrants has not confirmed in writing that the underwriters solicited the exercise;
* the warrants are held in a discretionary account;
* the warrants are exercised in an unsolicited transaction; or
* the arrangement to pay the commission is not disclosed in the prospectus provided to warrant holders at the time of exercise.

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

       Certain of the Company's officers, directors, or their designees have agreed with the Representative that consummation of the Offering and during the 45 trading day period commencing on the later of the date that the securities comprising the units begin separate trading or sixty days following the consummation of the Offering, that they will purchase up to 320,000 warrants in the public marketplace at prices not to exceed $1.40 per Warrant. As of September 30, 2006, William R Herren, Mr. Rudy Wilson, Chun Hao and Asia Development Capital officer, directors and designee of the Company held 270,000 warrants to purchase the Company's securities.

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

       On February 8, 2006, five stockholders entered into five separate letter agreements with the representatives of the underwriters pursuant to which they agreed to purchase in aggregate up to $2,000,000 in warrants at prices not to exceed $1.40 per warrant during the 45 day trading period commencing on the later of the date separate trading of the Warrants has commenced or 60 calendar days following the consummation of the Offering. These entities have agreed that any warrants purchased by them pursuant to this agreement will not be sold or transferred until after a completed business combination. As of September 30, 2006, these five stockholders held 20,000 warrants to purchase the Company's securities.

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

       We were formed on June 20, 2005, to serve as a vehicle to effect a merger, capital stock exchange, asset acquisition or other similar business combination with an operating business. Our initial business combination must be with a target business or businesses whose fair market value is at least equal to 80% of net assets at the time of such acquisition. We intend to utilize cash derived from the proceeds of our recently completed public offering, our capital stock, debt or a combination of cash, capital stock and debt, in effecting a business combination.

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

       Most of the activity from June 20, 2005 (inception) to September 30, 2006 relates to the Company's formation and public offering described below.

Three Months Ended September 30, 2006

	For the three months ended September 30, 2006, we had net loss of approximately $1,938,000, consisting of interest income of $476,560 offset by loss on warrant liability of $2,088,434 and operating costs of $306,580. Interest income is derived primarily from investment of our cash balances held in trust, which aggregated approximately $38,240,000 at September 30, 2006. The cash balance held in trust is invested primarily in treasury bills.

Nine Months Ended September 30, 2006

    	For the nine months ended September 30, 2006, we had a net loss of approximately $2,094,000 consisting of interest income of $821,991 offset by loss on warrant liability of $2,364,497 and formation operating costs of $407,153. Interest income is derived primarily from investment of our cash balances held in trust, which aggregated approximately $38,240,000 at September 30, 2006. The cash balance held in trust is invested primarily in treasury bills.

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

       Of the proceeds of the Offering, $37,418,000 is being held in a trust account ("Trust Account") and invested until the earlier of (i) the consummation of the first business combination or (ii) the distribution of the Trust Account as described below.
The amount in the Trust Account includes $1,207,500 of contingent underwriting compensation, which will be paid to the underwriters if a business combination is consummated, but which will be forfeited in part if public stockholders elect to have their shares redeemed for cash if a business combination is not consummated. Deferred underwriter's fee is reflected on the balance sheet at $966,121, an additional $241,379 is included in common stock, subject to possible conversion, for a total of $1,207,500. The remaining proceeds may be used to pay for business, legal and accounting due diligence on prospective acquisitions and continuing general and administrative expenses.

       We pay Asia Development Capital LLC., an affiliate,, an aggregate fee of $7,500 per month which includes the cost of the office space and the cost of other general and administrative services provided to us by such affiliate.

Item 4. CONTROLS AND PROCEDURES

       There has not been any change in our internal control over financial reporting in connection with the evaluation required by Rule 13a-15(d) under the Exchange Act that occurred during the quarter ended September 30, 2006, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Date: November 21, 2006

By: /s/William R. Herren
       William R. Herren
       Chairman
(Principal Executive Officer)

By: /s/Rudy Wilson
       Rudy Wilson
       Chief Executive Officer
(Principal Executive Officer)

By: /s/David J. Brophy
       David J. Brophy
       Chief Financial Officer
(Principal Financial and Accounting Officer)



Exhibit 31.1  CERTIFICATION BY PRINCIPAL EXECUTIVE OFFICER

   I, William R. Herren, certify that:

1. I have reviewed this Quarterly Report on Form 10-QSB of Asia Automotive Acquisition Corporation;

2. Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, mot misleading with respect to the period covered by this report;

3. Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, the periods presented in this report;

4. The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) for the registrant and we have:

     a) designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

     b) evaluated the effectiveness of the registrant’s disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

     c) disclosed in this report any change in the registrant’s internal control over financial reporting that occurred during the registrant’s most recent fiscal quarter (the registrant’s fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the registrant’s internal control over financial reporting; and

5. The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant’s auditors and the audit committee of the registrant’s board of directors (or persons performing the equivalent functions):

     a) all significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant’s ability to record, process, summarize and report financial information; and

     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal control over financial reporting.

Dated: November 21, 2006                        /s/ William R. Herren
                                                    William R. Herren
                                                    Chairman of the Board




Exhibit 32.1   CERTIFICATION

Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
(Subsections (a) and (b) of Section 1350, Chapter 63 of Title 18, United States Code)

  Pursuant to section 906 of the Sarbanes-Oxley Act of 2002 (subsections (a) and (b) of section 1350, chapter 63 of title 18, United States Code), each of the undersigned officers of Asia Automotive Acquisition Corporation, a Delaware corporation (the "Company"), does hereby certify, to such officer's knowledge, that:

  The Quarterly Report on Form 10-QSB for the quarter ended June 30, 2006
(the "Form 10-QSB") of the Company fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934, and information contained in the Form 10-QSB fairly presents, in all material aspects, the financial condition and results of operations of the Company.

Dated: November 21, 2006           /s/William R. Herren
                                      William R. Herren
                                      Chairman of the Board

                                   /s/Rudy Wilson
                                      Rudy Wilson
                                      Chief Executive Officer

                                   /s/David J. Brophy
                                      David J. Brophy
                                      chief Financial Officer

A signed original of this written statement required by Section 906 has been provided to the Company and will be retained by the Company and furnished to the Securities and Exchange Commission or its staff upon request.