Form 10KSB
period 2006-12-31
Asia Automotive Acquisition Corp.
filed 2007-04-16
CIK 1332552

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
FORM 10-KSB



ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2006
Or

TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number: 333-127755


ASIA AUTOMOTIVE ACQUISITION CORPORATION


Delaware                                   20-3022522
(State or other           (I.R.S. Employer Identification No.)
jurisdiction of incorporation or
organization)

401 South Old Woodward, Suite 450
Birmingham, Michigan                                       48009
(Address of principal executive offices)    (Zip Code)


(248) 593-8330
Registrant’s telephone number, including area code


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject
to such filing requirements for the past 90 days.     Yes X      No

Check if no disclosure of delinquent filers in response to Item 405 of Regulation S-B is contained in this form, and no disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form
10-KSB or any amendment to this Form 10-KSB.   Yes      No X

Indicate by check mark whether the registrant is a lare accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of
“accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):
Large accelerated filer      Accelerated filer      Non-accelerated filer X

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
 Yes       No X

State issuer’s revenues for its most recent fiscal year $

State the aggregate market value of the voting stock helf by non-affiliates computed by reference to the price at which the stock was sold, on the average bid and asked prices of such stock, as of a specified date within the past 60 days. The aggregate market value of the voting stock held by public investors based on a sales price of $7.65 for the company’s voting stock of 5,031,250 shares held on April 13, 2007 is approximately $38,489,063.

APPLICABLE ONLY TO CORPORATE ISSUERS

DOCUMENTS INCORPORATED BY REFERENCE

None

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date:
6,380,250 Shares of Common Stock, $0.001 per share as of April 13, 2007

Transitional Small Business Disclosure Format (Check One)
  Yes      No X





ASIA AUTOMOTIVE ACQUSITION CORPORATION
Table of Contents


                                                                         Page
PART I                                                                    3
 Item 1  Description of Business                                          3
 Item 2  Description of Property                                          3
 Item 3  Legal Proceedings                                                3
 Item 4  Submission of Matters to a Vote of Security Holders              3

PART II                                                                   5
 Item 5  Market for Common Equity and Related Stockholder Matters         5
 Item 6  Management’s Discussion and Analysis or Plan of Operation   6
 Item 7  Financial Statements                                             6
 Item 8  Changes In and Disagreements With Accountants on Accounting and
         Financial Disclosure                                             6
 Item 8A Controls and Procedures                                          7
 Item 8B Other Information                                                7

PART III                                                                  7
 Item 9  Directors and Executive Officers of the Registrant               7
 Item 10 Executive Compensation                                           10
 Item 11 Security Ownership of Certain Beneficial Owners and
         Management and Related Stockholder Matters                       10
 Item 12 Certain Releationships and Related Transactions and
         Director Independence                                            11
 Item 13 Exhibits                                                         13
 Item 14 Principal Accountant Fees and Services                           14

SIGNATURE PAGE                                                            15




PART I

Item 1. Description of Business

We are a Delaware blank check company.  The company was incorporated June
20, 2005, and completed its initial publis offering on April 18, 2006. Since the closing of the public offering, management has vigorously pursued the process of investigating one or more potential business cominiation(s). The process is not yet advanced enough for any public announcement. The company has not yet engaged in any business operations.

The company has five executive officers, each of whom is a member of our board of directors. Our officers have devoted substantially their full business time to the process of effecting a business combination. However, the officers have not been paid by the company. See Item 10., Executive Compensation. The company does not employ any employees and does not expect to ahve any full time employees until a business combination is consummated.




Item 2.  Description of Property.

We maintain our principal executive office at the following location:
  * United States executive offices at 401 South Old Woodward, Suite 450, Birmingham, Michigan, 48009;

We maintain our regional offices at the following locations:
  * Beijing, China regional offices at Cai Zhi Fortune Tower, Room 834, #5 Chang Zhi Road, Haidian District Beijing, China 10008
  * Hong Kong regional office at 1211 Peninsula Tower 538 Castle Peak Road Kowloon, Hong Kong
  * ASEAN Regional office at 46/14 Moo 105th Floor Nation Tower, Bangna Trad Rd. Bangna, Bangna, Bangkok 10260, Thailand

    The cost for these spaces is included in the $7,500 per-month fee paid to Asia Development Capital LLC for general and administrative services, including office space, and utilities. We believe, based on rents and fees for similar services in these locations, that the fee charged by Asia Development Capital LLC is at least as favorable as we could have obtained from an unaffiliated person. We consider our current office space adequate for our current operations.

Item 3.  Legal Proceedings.

     To the knowledge of management, there if no litigation currently pending or contemplated against us or any of our officers or directors in their capacity as such.

Item 4.  Submission of Matters to a Vote of Security Holders.

     No matters were submitted to a vote of our security holders during the fourth quarter of the year ended December 31, 2006.




PART II

Item 5.  Market for Common Equity and Related Stockholder Matters.

     Our common stock and warrants started trading separately as of June 12, 2006. Each of our units consists of one share of our common stock and one redeemable common stock purchase warrant and trades on the OTC Bulletin Board under the symbol “AAACU”. Our common stock and warrants trade on the OTC Bulletin Board under the symbols “AAAC” and “AAACW”, respectively. Each warrant entitles the holder to purchase from us one share of our common stock at an exercise price of $5.00 commencing the later of the completion of a business combination with a target business or April 12, 2007. Our warrants will expire at 5:00 p.m., New York City time, on April 12, 2010, or earlier upon redemption.

OTC Bulletin Board

                          Common Stock         Warrants           Units
                         High      Low      High     Low       High    Low

2006 Second Quarter      7.10      7.28     1.65     1.38      7.95    7.40
2006 Third Quarter       7.35      7.28     2.10     1.88      8.10    7.65
2006 Fourth Quarter      7.55      7.40     2.16     1.65      7.80    7.45
2007 First Quarter       7.55      7.55     2.50     1.90      7.65    7.28

Holders

    As of March 31, 2007, there were 230 holders of record of our units, 32 holders of record of our common stock and 50 holders of record of our warrants.

Dividends

    We have not paid any dividends on our common stock to date and do not intend to pay dividends prior to the completion of a business combination. The payment of dividends in the future will be contingent upon our revenues and earnings, if any, capital requirements and general financial condition subsequent to completion of a business combination. The payment of any dividends subsequent to a business combination will be within the discretion of our then board of directors. It is the present intention of our board of directors to retain all earnings, if any, for use in our business operations and, accordingly, our board does not anticipate declaring any dividends in the foreseeable future.


Use of Proceeds from our Initial Public Offering

    On April 19, 2006, we consummated our initial public offering of 5,031,250 units including an additional 656,250 units that were subject to the underwriters’ over-allotment option. Each unit consists of one share of common stock and one redeemable common stock purchase warrant. Each warrant entitles the holder to purchase from us one share of our common stock at an exercise price of $5.00.

    Of the proceeds of the Offering, $37,418,000 plus interest income is being held in a trust account (“Trust Account”) and invested until the earlier of (i) the consummation of the first business combination or (ii) the distribution of the Trust Account as described below. The amount in the Trust Account includes $1,207,500 of contingent underwriting compensation, which will be paid to the underwriters if a business combination is consummated, but which will be forfeited in part if public stockholders elect to have their shares redeemed for cash if a business combination is not consummated. Deferred underwriter’s fee is reflected on the balance sheet at $966,121, an additional $241,379 is included in common stock, subject to possible conversion, for a total of $1,207,500. The remaining proceeds may be used to pay for business, legal and accounting due diligence on prospective acquisitions and continuing general and administrative expenses.

    We pay Asia Development Capital LLC., an affiliate,an affiliate, an aggregate fee of $7,500 per month which includes the cost of the office space and the cost of other general and administrative services provided to us by such affiliate.

Item 6.  Management’s Discussion and Analysis or Plan of Operation

    This Annual Report on Form 10–KSB includes forward–looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. We have based these forward–looking statements on our current expectations and projections about future events. These forward-looking statements are subject to known and unknown risks, uncertainties and assumptions about us that may cause our actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by such forward–looking statements. In some cases, you can identify forward–looking statements by terminology such as “may”, “should”, “could”, “would”, “expect”,
“plan”, “anticipate”, “believe”,
“estimate”, “continue”, or the negative of such terms or other similar expressions. Factors that might cause or contribute to such a discrepancy include, but are not limited to, those described in our other Securities and Exchange Commission filings. The following discussion should be read in conjunction with our Financial Statements and related Notes thereto included elsewhere in this report.

    We were formed on June 20, 2005, to serve as a vehicle to effect a business combination with an operating business, residing within the Asian automotive market. Our initial business combination must be with a target business or businesses whose fair market value is at least equal to 80% of net assets at the time of such acquisition. We intend to utilize cash derived from the proceeds of our recently completed public offering, our capital stock, debt or a combination of cash, capital stock and debt, in effecting a business combination.

    Since our initial public offering, we have been actively engaged in locating a suitable business combination candidate. We have bet with target companies, service professionals and other intermediaries to discuss with them our company, the background of our management and our combination preferences. In the course of these discussions, we have also spent time explaining the capital structure of the initial public offering, the combination approval process, and the timeline under which we are operating before the proceeds of the offering are returned to investors.

    Most of the activity from June 20, 2005 (inception&$41; to December 31, 2006 relates to the Company’s formation and public offering described below.

Twelve Months Ended December 31, 2006

    For the twelve months ended December 31, 2006, we had a net loss of approximately $3,569,613 consisting of interest income of $1,308,883 offset by a warrant liability of $3,783,750 and formation operating costs of $636,637. Interest income is derived primarily from investment of our cash balances held in trust, which aggregated approximately $38,726,883 at December 31, 2006. The cash balance held in trust is invested primarily in treasury bills.

Item 7.  Financial Statements.

     Reference is made to our financial statements beginning on page F-1 of this report.

Item 8. Changes In and Disagreements With Accountants on Accounting and Financial Disclosure.

    None.

Item 8A.  Controls and Procedures.

     Our management carried out an evaluation, with the participation of our principal executive, financial, and accounting officers, of the effectiveness of our disclosure controls and procedures as of December 31, 2006. Based upon that evaluation, our Chairman, Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective to ensure that information required to be disclosed by us in reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported, within the time periods specified in the rules and forms of the Securities and Exchange Commission.

    There has not been any change in our internal control over financial reporting in connection with the evaluation required by Rule 13a-15(d) under the Exchange Act that occurred during the quarter ended December 31, 2006, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 8B.  Other Information.

    None.


PART III


Item 9.    Directors and Executive Officers of the Registrant.

    Our current directors and executive officers are as follows:

Name                     Age              Position
William R. Herren        60        Chairman of the Board of Directors
Rudy Wilson              57        Chief Executive Officer and Director
Dr. David J. Brophy      70        Chief Financial Officer and Director
Chun Yi Hao              45        President of China Operations and Director
Donald L. Runkle         61        Director

William R. Herren has served as chairman of the board since our inception. From July 2002 to January 2004, Mr. Herren provided advisory assistance leading to the co-founding of Asia Development Capital LLC, an automotive business consulting firm, which works with small and middle market automotive suppliers in Asia Pacific. From 1968 to 2002, Mr. Herren was employed with General Motors and its subsidiary Delphi, the largest global automotive vehicle/component manufacturer. From July 1999 to June 2002, he was executive director of marketing, sales, planning and M&A for Delphi Energy and Chassis Systems. From 1996 to 1999, in addition to his responsibility as executive director, Mr. Herren also managed Delphi’s Converter business unit. From 1993 to 1996 he served as executive director of Delphi Saginaw’s marketing, sales, planning and M&A. From 1986 through 1993 he directed several Saginaw business units including final drive, engine drive and steering systems. From 1968 through 1986 Mr. Herren held a variety of assignments with General Motors including assignments at Chevrolet, General Motors Assembly Division and GM corporate finance staff. Mr. Herren earned a Bachelors Degree in Finance and an M.B.A. form Georgia State University.

Rudy Wilson has served as our chief executive officer and a member of our board of directors since our inception. In January 2004, Mr. Wilson co-founded Asia Development Capital LLC. From January 1997 to December 2003, he was responsible for various foreign funded investments in Asia for several Delphi Energy and Chassis Systems business lines. Mr. Wilson was assigned to Beijing, China from May 1993 through 1997 directing the development of Delphi Saginaw’s initial investment projects in China, India and ASEAN. During the assignment in China he served on the board of directors of Delphi Lingyun Driveshaft, Delphi Xiaoshan Steering and Delphi Malaysia. From 1976 through 1993 Mr. Wilson held a variety of assignments with General Motors component operations and advanced manufacturing engineering staff. Mr. Wilson received his Bachelor’s Degree in Chemical Engineering and an M.B.A. from the University of Detroit.

Dr. David J. Brophy has served as our chief financial officer and a member of our board of directors since our inception. As a member of the Finance Faculty at The University of Michigan School of Business Administration from 1968 to the present, and Director of its Center for Venture Capital and Private Equity Finance since 1992, he assists emerging and mid-sized companies. Dr. Brophy is a founding member of the editorial board of the Journal of Private Equity and the International Journal of Venture Capital. His advisory and consultant activities in the public and private sector include such funds as Compass Technology Partners,Plymouth Ventures, and Bio-Star Ventures and various government agencies in the United States, Australia and France. Dr. Brophy received a Bachelor of Arts from St. Francis Xavier University, an M.B.A. from the University of Detroit and a Ph.D. from the Ohio State University.

Chun Hao has served as our president of China operations and a member of our board of directors since our inception. In January 2004 Mr. Hao co-founded Asia Development Capital LLC. From 2003 Mr. Hao was a founding member of Pentad, Ltd, a Hong Kong Electronics outsourcing firm. From 1999 to 2002, he served as director of Costal Power, a power generating and investment facility firm where he was responsible for management of its investment portfolio in the PRC. From January 1994 through 1998, at Delphi Asia, a United Sates based company, he was responsible for overseeing various financial aspects of its China investment strategy including due diligence, auditing and post venture internal controls. Mr. Hao received a Bachelors of Arts Degree in French and English from the Beijing Languages Institute, a Masters of Arts Degree from Notre Dame and an M.B.A. from Pace University.

Donald L. Runkle has served as special advisor and director since our inception. From 2002 to June 2005 Mr. Runkle was vice chairman, enterprise technologies for Delphi Corporation, and served on the company’s Board of Directors and its Strategy Board. Additionally, Mr. Runkle was Delphi’s chief technology officer and responsible for global supply management, manufacturing and engineering oversight, research and development, the commercial vehicle account, and the DaimlerChrysler account. He was named executive vice-president of Delphi Corporation and president of the former Dynamics and Propulsion sector from 2000 to 2002. Mr. Runkle served as general manager of Delphi Energy and Engine Management Systems from 1996 to 2000. He was named vice-president and general manager of Delphi Steering form 1993 to 1996. From 1981 through 1993 Mr. Runkle held a variety of executive assignments with General Motors vehicle operations, including chief engineer at Chevrolet, vice president of GM’s Advanced Engineering Staff and vice president of GM’s North American Engineering Center. Mr. Runkle earned both his bachelor’s and master’s degrees from the University of Michigan in mechanical engineering, and a master’s in management science from the Massachusetts Institute of Technology where he was a Sloan Fellow. Mr. Runkle has a fiduciary responsibility to us in execution of his duties.

    Our board of directors is divided into three classes with only one class of directors being elected in each year and each class serving a three-year term. The term of office of the first class of directors, consisting of Chun Hao, will expire at our first annual meeting of stockholders. The term of office of the second class of directors, consisting of Dr. David J. Brophy and Donald Runkle, will expire at the second annual meeting. The term of office of the third class of directors, consisting of William R. Herren and Rudy Wilson, will expire at the third annual meeting. The special advisors’ duties are limited to providing advice and input on potential business combinations that are located, researched and brought to the attention of the board of directors. Their individual background experiences within the automotive industry as well as their global locations are suited to these duties. All advisors are considered to each have a fiduciary responsibility for the company.

    During the fiscal year ended December 31, 2006, the directors did not receive any cash compensation for their service as members of the board of directors.

Controls and Procedures

    We do not currently, and are not required to, maintain an effective system of internal controls as defined by Section 404 of the Sarbanes-Oxley Act of 2002. As of the date of this report, we have not completed an assessment, nor have our auditors tested our system, of internal control. We expect that we will assess the internal controls of our target business or businesses preceding the completion of a business combination and will then implement a schedule for implementation and testing of such additional controls as we may determine are required to state that we maintain an effective system of internal controls. A target business may not be in compliance with the provisions of the Sarbanes-Oxley Act regarding the adequacy of its internal controls. Many small and mid-sized target businesses we consider for a business combination may have internal controls that need improvement in areas such as:

  * Staffing for financial, accounting and external reporting areas, including segregation of duties;
  * Reconciliation of accounts;
  * Proper recordation of expenses and liabilities in the period to which they relate;
  * Proof of internal review and approval of accounting items;
  * Documentation of key accounting assumptions, estimates and/or conclusions; and
  * Documentation of accounting policies and procedures.

    Because it will take time, management involvement and perhaps outside resources to determine what internal control improvements are necessary for us to meet regulatory requirements and market expectations for our operation of a target business, we may incur significant expense in meeting our public reporting responsibilities, particularly in the areas of designing, enhancing, or remediating internal and disclosure controls. Doing so effectively may also take longer than we expect, thus increasing our exposure to financial fraud or erroneous financial reporting.

    Once our management’s report on internal controls is complete, we will retain our independent auditors to assess management’s report on internal controls and to render an opinion on such report when required by
Section 404. Additional matters concerning a target business’s internal controls may be identified in the future when the assessment and testing is performed.

Section 16(a) Beneficial Ownership Reporting Compliance

    Section 16(a) of the Securities and Exchange Act of 1931, requires our directors and executive officers and persons who own more than 10% of a registered class of our equity securities, to file with the Securities and Exchange Commission initial reports of ownership and reports of changes in beneficial ownership of common stock and other equity securities to us. Directors, officers and greater than 10% stockholders are required by SEC regulations to furnish us with all Section 16(a) forms they file.

    To our knowledge, based solely upon our review of the copies of such reports furnished to us, we believe that all of our directors, officers and greater than 10% stockholders have complied with the applicable Section 16(a) reporting requirements.

Board of Directors and Committees of the Board

     Our Board of Directors did not meet during the fiscal year ended December 31, 2006. We do no currently have any Board Committees and do not anticipate any until such time, if any, as a business combination is consummated.

Code of Conduct and Ethics

    We have adopted a code of conduct and ethics applicable to our directors, officers and employees in accordance with applicable federal securities laws. A copy of the code of conduct and ethics is available, without charge, upon written request.


Item 10.    Executive Compensation.

    None of our executive officers have received any compensation for services rendered. Commencing on April 19, 2006 and continuing through the acquisition of a target business, we will pay monthly fees of $7,500 for general and administrative services, including office space, utilities and secretarial support, to Asia Development Capital LLC., an affiliate. This arrangement is solely for our benefit and is not intended to provide compensation in lieu of a salary. Upon completion of a business combination or our liquidation, we will no longer be required to pay these monthly fees.

    Other than this $7,500 per-month fee, no compensation of any kind, including finder’s and consulting fees, will be paid to any of our directors, or any of their respective affiliates, for services rendered prior to or in connection with a business combination. However, our existing stockholders will be reimbursed for any out-of-pocket expenses incurred in connection with activities on our behalf such as identifying potential target businesses and performing due diligence on suitable business combinations. Such individuals may be paid consulting, management or other fees from target businesses as a result of the business combination, with any and all amounts being fully disclosed to stockholders, to the extent then known, in the proxy solicitation materials furnished to the stockholders. There is no limit on the amount of these out-of-pocket expenses and there will be no review of the reasonableness of the expenses by anyone other than our board of directors, which includes persons who may seek reimbursement, or a court of competent jurisdiction if such reimbursement is challenged. Because none of our directors may be deemed “independent,” we will generally not have the benefit of independent directors examining the propriety of expenses incurred on our behalf and subject to reimbursement.

    During the fiscal year ended December 31, 2006, the directors did not receive any cash compensation for their service as members of the board of directors.


Item 11. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

     Unless otherwise indicated, we believe that all persons named in the table have sole voting and investment power with respect to all shares of common stock beneficially owned by them.

                                          Amount and Nature
                                            of Beneficial          Percent
Name and Address of Beneficial Owner         Ownership              Class
------------------------------------         ---------              -----

Asia Development
 Capital LLC. (1)(2)           459,600               8.3%
Rudy Wilson                                    229,800               4.15%
Bill Herren                                    229,800               4.15%
Chun Y. Hao                                    229,800               4.15%
Baupost Group LLC(3)                   493,500               7.74%
Jeffrey L Feinberg (4)                 621,200               9.74%
Balyasny Asset Management L.P.                 355,500               7.1%
All directors and executive officers as a    1,149,000              20.0%
group (4 individuals)


(1) The business address of Asia Development Capital LLC is 401 Old South Woodward, Suite 450, Birmingham, Michigan 48009.

(2) 1,149,000 of such shares are held by Asia Development Capital LLC. Rudy Wilson has ultimate voting and dispositive power over the shares held by Asia Development Capital LLC. The beneficial owners of Asia Development Capital LLC include Rudy Wilson, our chief executive officer and director, William Herren, our chairman, and director, Chun Yi Hao, our president of China operations, Dr. David J, Brophy, our Chief financial officer and
Donald L. Runkle, director.

(3) The business address of Baupost Group LLC is 10 St. James Avenue, Suite 2000, Boston, MA 02116

(4) The business address of JLF Asset Management, L.L.C. is 2775 Via de la Valle, Suite 204, Del Mar, CA 92014

(5) The business address of Balyasny Asset Management L.P. is 181 West Madison, Suite 3600, Chicago, IL 60602.


     All of the shares of our common stock outstanding prior to our initial public offering, or the pre-public offering shares, were placed in escrow with Continental Sock Transfer & Trust Company, as escrow agent, and shall remain in escrow until the earliest of (i) April 11, 2008; or (ii) our liquidation; or (iii) the consummation of a merger, stock exchange or other similar transaction which results in all of our stockholders having the right to exchange their shares of common stock for cash, securities or other property subsequent to the Company consummating a business combination.

     During the escrow period, the holders of these shares will not be able to sell or transfer their securities except to their spouses and children or trusts established for their benefit, but will retain all other rights as our public stockholders, including, without limitation, the right to vote their shares of common stock and the right to receive cash dividends, if declared. If dividends are declared and payable in shares of common stock, such dividends will also be place in escrow. If the Company is unable to effect a business combination and liquidates, the holder of the pre-public offering shares will not receive any portion of the liquidation proceeds with respect to commons stock owned by them prior to April 11, 2008.


Item 12.     Certain Relationships and Related Transactions and Director
Independence

     On June 20, 2005, we issued 1,349,000 shares of our common stock to the individuals set forth below for $25,000 in cash, at a purchase price of approximately $.001 per share (giving retroactive effect to a stock dividend of .094 shares of common stock for each outstanding share of common stock on December 14, 2005, and a stock dividend of .233 shares of common stock for each outstanding share of common stock on January 23, 2006) as follows:

Name                                              Number of Shares
----                                              ----------------
Asia Development Capital LLC                        1,149,000
Paul Packer                                           100,000
Michael Metzman                                        50,000
Craig Samuels                                          50,000

     On February 8, 2006, we transferred an aggregate of 200,000 shares of our common stock to the three Globis entities, Craig Samuels and Mitchell Metzman, pursuant to separate letter agreements. The shares were purchased by each of the three Globis entities, Craig Samuels and Mitchell Metzman for $.025 per share. The three Globis entities do not have any relationship with the other existing stockholders and have no role in our business. We transferred the shares to the Globis entities and other individual stockholders to expand our existing ownership beyond the members of management and because the Globis entities and these individuals committed to purchase our warrants in the aftermarket.

     The holders of the majority of these shares will be entitled to make up to two demands that we register these shares pursuant to an agreement to be signed prior to or on the date of this prospectus. The holders of the majority of these shares can elect to exercise these registration rights at any time commencing three months prior to the date on which these shares of common stock are to be released from escrow. In addition, these stockholders have certain “piggy-back&#148 registration rights with respect to registration statements filed subsequent to the date on which these shares of common stock are released from escrow. We will bear the expenses incurred in connection with the filing of any such registration statements.

     William R. Herren, Rudy Wilson, Chun Yi Hao, and Asia Development Capital LLC or their designees, have agreed with Rodman & Renshaw that during the 45 trading day period commencing on the later of the date separate trading of the warrants has commenced or sixty days following the consummation of this offering, they will purchase up to 320,000 warrants in the public marketplace at prices not to exceed $1.40 per warrant. As of December 31, 2006 they have purchased an aggregate of 290,000 warrants.

     Rodman & Renshaw has entered into a letter agreement with us pursuant to which it agreed to purchase up to 125,000 warrants in the public marketplace at prices not to exceed $1.40 per warrant during the 45 trading day period commencing on the later of the date separate trading of the warrants has commenced or 60 days following the consummation of this offering.

     Chardan Capital Markets has entered into a letter agreement with us pursuant to which it agreed to purchase up to 125,000 warrants in the public marketplace at prices not to exceed $1.40 per warrant during the 45 trading day period commencing on the later of the date separate trading of the warrants has commenced or 60 days following the consummation of this offering.

     Globis Capital Advisers, LLC., one of our initial stockholders, has entered into a letter agreement with Rodman & Renshaw pursuant to which it agreed to purchase up to $600,000 in warrants at prices not to exceed $1.40 per warrant during the 45 trading day period commencing on the later of the date separate trading of the Warrants has commenced or 60 days following the consummation of this offering.

     Globis Overseas Fund, Ltd., one of our initial stockholders, has entered into a letter agreement with Rodman & Renshaw pursuant to which it agreed to purchase up to 200,000 in warrants at prices not to exceed $1.40 per warrant during the 45 trading day period commencing on the later of the date separate trading of the warrants has commenced or 60 days following the consummation of this offering.

     Globis Asia LLC, one of our initial stockholders, has entered into a letter agreement with Rodman &Renshaw pursuant to which it agreed to purchase up to $200,000 in warrants at prices not to exceed $1.40 per warrant during the 45 trading day period commencing on the later of the date separate trading of the warrants has commenced or 60 days following the consummation of this offering.

     Mitchell Metzman, one of our initial stockholders, has entered into a letter agreement with Rodman & Renshaw pursuant to which it agreed to purchase up to $500,000 in warrants at prices not to exceed $1.40 per warrant during the 45 trading day period commencing on the later of the date separate trading of the warrants has commenced or 60 days following the consummation of this offering.

     Craig Samuels, one of our initial stockholders, has entered into a letter agreement with Rodman & Renshaw pursuant to which it agreed to purchase up to $500,000 in warrants at prices not to exceed $1.40 per warrant during the 45 trading day period commencing on the later of the date separate trading of the warrants has commenced or 60 days following the consummation of this offering.

     Rodman & Renshaw, Chardan Capital Markets, the Globis entities, Mitchell Metzman and Craig Samuels in the aggregate purchased 20,000 warrants.

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

     We have agreed to pay Asia Development Capital LLC $7,500 per month for these services. Messrs. Herren, Wilson, and Hao each own 33.33% of Asia Development Capital LLC. Accordingly, each will benefit from the transaction to the extent of his respective interest in Asia Development Capital LLC. However, this arrangement is solely for our benefit and is not intended to provide Messrs. Herren, Wilson, and Hao compensation in lieu of a salary. We believe, based on rents and fees for similar services in the United States and Asia, that the fee charged by Asia Development Capital LLC is at least as favorable as we could have obtained from an unaffiliated person. However, as our directors may not be deemed “independent,” we did not have the benefit of disinterested directors approving this transaction.

     Accordingly, each will benefit from the transaction to the extent of his respective interest in Asia Development Capital LLC. However, this arrangement is solely for our benefit and is not intended to provide Messrs. Herren, Wilson, and Hao compensation in lieu of a salary. We believe, based on rents and fees for similar services in the United States and Asia, that the fee charged by Asia Development Capital LLC is at least as favorable as we could have obtained from an unaffiliated person. However, as our directors may not be deemed “independent,” we did not have the benefit of disinterested directors approving this transaction.

     We will reimburse our officers and directors for any reasonable out-of-pocket business expenses incurred by them in connection with certain activities on our behalf such as identifying and investigating possible target businesses and business combinations. Excess out-of-pocket expenses will be considered a liability and will be repaid by the resulting company.

     All ongoing and future transactions between us and any of our officers and directors or their respective affiliates, including loans by our officers and directors, will be on terms believed by us to be no less favorable than are available from unaffiliated third parties and such transactions or loans, including any forgiveness of loans, will require prior approval in each instance by a majority of our uninterested “independent” directors (to the extent we have any) or the members of our board who do not have an interest in the transaction, in either case who had access, at our expense, to our attorneys or independent legal counsel. In addition, our management will gather pricing information, estimates or fairness opinions from unaffiliated third parties with respect to similar transactions undertaken by us to ascertain whether such transactions with affiliates are on terms that are no less favorable to us than are otherwise available from such unaffiliated third parties. If a transaction with an affiliated third party were found to be on terms less favorable to us than with an unaffiliated third party, we would not engage in such transaction.


Item 13.    Exhibits.

(a) The following documents are filed as a part of this Report:

     1. Financial Statements:

        Index to Financial Statements and Schedules

        Report of Independent Registered Public Accounting Firm

        Balance Sheet as of December 31, 2006

        Income Statement - Period from April 25, 2005 (inception) to December 31, 2006

        Statement of Stockholders’ Equity - Period from June 20, 2005 (inception) to December 31, 2006

        Statement of Cash Flows - Period from June 20, 2005
        (inception) to December 31, 2006

        Notes to Financial Statements

     2. Financial Statement Schedule(s):

        All schedules are omitted for the reason that the information is included in the financial statements or the notes thereto or that they are not required or are not applicable.

     3. Exhibits:

Exhibit    Description
No.

3.1        Certificate of Incorporation.*

3.2        By-laws.*

4.1        Specimen Unit Certificate.*

4.2        Specimen Common Stock Certificate.*

4.3        Specimen Warrant Certificate.*

4.4        Form of Unit Purchase Option to be granted to Representative.*

4.5 Form of Warrant Agreement between Continental Stock Transfer & Trust Company and the Company.*

10.1 Letter Agreement among the Registrant, Rodman & Renshaw, LLC and Vinit Bansal.*

10.2       Letter Agreement among the Registrant, Rodman & Renshaw, LLC and
           Chun Hao.*

10.3 Letter Agreement among the Registrant, Rodman & Renshaw, LLC and William R. Herren.*

10.4 Letter Agreement among the Registrant, Rodman & Renshaw, LLC and Rudy Wilson.*

10.5 Letter Agreement among the Registrant, Rodman & Renshaw, LLC and Asia Development Capital, LLC.*

10.6 Letter Agreement among the Registrant, Rodman & Renshaw, LLC and Donald L. Runkle.*

10.7 Letter Agreement among the Registrant, Rodman & Renshaw, LLC and David J. Brophy.*

10.8 Letter Agreement among the Registrant, Rodman & Renshaw, LLC and Globis Capital Partners, L.P.*

10.9 Letter Agreement among the Registrant, Rodman & Renshaw, LLC and Globis Overseas Fund, Ltd.*

10.10 Letter Agreement among the Registrant, Rodman & Renshaw, LLC and Globis Asia, LLC.*

10.11 Letter Agreement among the Registrant, Rodman & Renshaw, LLC and Mitchell Metzman.*

10.12 Letter Agreement among the Registrant, Rodman & Renshaw, LLC and Craig Samuels.*

10.13      Letter Agreement between Chun Yi Hao and Globis Capital Partners,
           L.P.*

10.14 Letter Agreement between William R. Herren and Globis Capital Partners, L.P.*

10.15      Letter Agreement between Rudy Wilson and Globis Capital Partners,
           L.P.*

10.16      Letter Agreement between Vinit Bansal and Globis Capital Partners,
           L.P.*

10.17 Letter Agreement between Asia Development Capital, LLC and Globis Capital Partners, L.P.*

10.18      Letter Agreement between Chun Yi Hao and Globis Overseas Fund, Ltd.*

10.19      Letter Agreement between William R. Herren and Globis Overseas
           Fund, Ltd.*

10.20      Letter Agreement between Rudy Wilson and Globis Overseas Fund, Ltd.*

10.21      Letter Agreement between Vinit Bansal and Globis Overseas Fund,
           Ltd.*

10.22 Letter Agreement between Asia Development Capital, LLC and Globis Overseas Fund, Ltd.*

10.23      Letter Agreement between Chun Yi Hao and Globis Asia LLC *

10.24      Letter Agreement between William R. Herren and Globis Asia LLC*

10.25      Letter Agreement between Rudy Wilson and Globis Asia LLC*

10.26      Letter Agreement between Vinit Bansal and Globis Asia LLC*

10.27      Letter Agreement between Asia Development Capital, LLC and Globis
           Asia LLC*

10.28      Letter Agreement between Chun Yi Hao and Mitchell Metzman*

10.29      Letter Agreement between William R. Herren and Mitchell Metzman*

10.30      Letter Agreement between Rudy Wilson and Mitchell Metzman*

10.31      Letter Agreement between Vinit Bansal and Mitchell Metzman*

10.32      Letter Agreement between Asia Development Capital, LLC and
           Mitchell Metzman*

10.33      Letter Agreement between Asia Development Capital, LLC and Craig
           Samuels*

10.34      Letter Agreement between Chun Yi Hao and Craig Samuels*

10.35      Letter Agreement between William R. Herren and Craig Samuels*

10.36      Letter Agreement between Rudy Wilson and Craig Samuels*

10.37      Letter Agreement between Vinit Bansal and Craig Samuels*

10.38 Form of Investment Management Trust Agreement between Continental Stock Transfer & Trust and the Company.*

10.39 Form of Stock Escrow Agreement between the Company, Continental Stock Transfer & Trust Company and the Initial Stockholders.*

10.40 Form of Letter Agreement between Asia Development Capital, LLC and the Registrant regarding administrative support.*

10.41      Promissory Note, dated July 18, 2005, issued to Vinit Bansal.*

10.42      Promissory Note, dated July 18, 2005, issued to Chun Yi Hao.*

10.43      Promissory Note, dated July 18, 2005, issued to William R. Herren.*

10.44      Promissory Note, dated July 18, 2005, issued to Rudy Wilson.*

10.45 Promissory Note, dated July 18, 2005, issued to Asia Development Capital, LLC.*

10.46 Form of Registration Rights Agreement among the Registrant and the Initial Stockholders.*

10.47 Warrant Purchase Agreement between Rodman & Renshaw, LLC and the Registrant&#146s officers and directors.*

10.48 Warrant Purchase Agreement between Rodman & Renshaw, LLC and the Registrant.*

10.49 Warrant Purchase Agreement between Chardan Capital Markets and the Registrant.*

10.50 Warrant Purchase Agreement between Rodman & Renshaw, LLC and Globis Capital Partners, L.P.*

10.51 Warrant Purchase Agreement between Rodman & Renshaw, LLC and Globis Overseas Fund, Ltd.*

10.52 Warrant Purchase Agreement between Rodman & Renshaw, LLC and Globis Asia LLC*

10.53 Warrant Purchase Agreement between Rodman & Renshaw, LLC and Mitchell Metzman*

10.54      Warrant Purchase Agreement between Rodman & Renshaw, LLC and Craig
           Samuels*

23.1       Consent of Rothstein, Kass and Company, P.C.

24.1       Power of Attorney included on signature page of Form 10-KSB

31.1 Certification of the Chief Executive Officer, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2       Certification of the Chief Financial Officer pursuant to 18 USC
           Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.1 Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 ( Subsections (a) and (b) of Section 1350,
           Chapter 63 of Title 18, United States Code).

* Incorporated by reference to exhibits of the same number filed with the Registrants’ Registration Statement on Form S-1 or amendments thereto (File No. 333-127755)

1 Included on Signature Page of this Form 10-KSB



Item 14.    Principal Accountant Fees and Services.
Audit Fees

    During the fiscal year ended December 31, 2006, we paid, or expect to pay, our principal accountant approximately $56,000 for the services they performed in connection with our initial public offering, including the financial statements included in the Current Reports on Form 8-K and Form 8-K/A filed with the Securities and Exchange Commission on April 19, 2006, $27,000 in connection with the review of our Quarterly Reports on Form 10-QSB for the quarters ended March 31, 2006, June 30, 2006 and September 30, 2006, and approximately $19,000 in connection with the December 31, 2006 audit and Annual Report on Form 10-KSB.


Audit-Related Fees

    During 2006, our principal accountant did not render assurance and related services reasonably related to the performance of the audit or review of financial statements.

Tax Fees

    During 2006, our principal accountant did not render services to us for tax compliance, tax advice and tax planning.

All Other Fees

    During 2006, there were no fees billed for products and services provided by the principal accountant other than those set forth above.




SIGNATURES AND POWER OF ATTORNEY

The undersigned hereby appoint William R. Herren and Rudy Wilson, and each of the, as attorneys and agents for the undersigned, with full power of substitution, for and in the name, place and stead of the undersigned, to sign and file with the Securities and Exchange Commission under the Securities Exchange Act of 1934, as amended, any and all exhibits and amendments to this 10-KSB, and any and all instruments and other documents to be filed with the Securities and Exchange Commission pertaining to this 10-KSB, with full power and authority to do and perform any and all acts and things whatsoever requisite or desirable.

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: April 16, 2007       By: /s/William R. Herren
                                  William R. Herren
                                  Chairman of the Board

Date: April 16, 2007       By: /s/Rudy Wilson
                                  Rudy Wilson
                                  Chief Executive Officer

Pursuant to the requirements of Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the registrant, in the capacitics and on the dates indicated.

Date: April 16, 2007       By: /s/William R. Herren
                                  William R. Herren
                                  Chairman of the Board

Date: April 16, 2007       By: /s/Rudy Wilson
                                  Rudy Wilson
                                  Chief Executive Officer

Date: April 16, 2007       By: /s/David J. Brophy
                                  David J. Brophy
                                  Chief Financial Officer

Date: April 16, 2007       By: /s/Chun Y. Hao
                                  Chun Y. Hao
                                  Presiden, China Operations

Date: April 16, 2007       By: /s/Donald L. Runkle
                                  Donald R. Runkle
                                  Director





Exhibit 31.1 CERTIFICATION BY PRINCIPAL EXECUTIVE OFFICER

  I, William R. Herren, certify that:

1. I have reviewed this Annual Report on Form 10-KSB of Asia Automotive Acquisition Corporation;

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

4. The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) for the
registrant and we have:

  a) designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be signed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

  b) evaluated the effectiveness of the registrant’s disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

  c) disclosed in this report any change in the registrant’s internal control over financial reporting that occurred during the registrant’s most recent fiscal quarter (the registrant’s fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the registrant’s internal control over financial reporting; and

5. The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant’s auditors and the audit committee of the registrant’s board of directors (or persons performing the equivalent functions):

  a) all significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant’ s ability to record, process, summarize and report financial information; and

  b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal control over financial reporting.

Dated: April 16, 2007                       /s/ William R. Herren
                                                William R. Herren
                                                Chairman of the Board


Exhibit 32.1   CERTIFICATION

Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Subsections (a) and (b) of Section 1350, Chapter 63 of Title 18, United States Code)

Pursuant to section 906 of the Sarbanes-Oxley Act of 2002 (subsections (a) and (b) of section 1350, chapter 63 of title 18, United States Code), each of the undersigned officers of Asia Automotive Acquisition Corporation, a Delaware corporation (the “Company”), does hereby certify, to such officer’s knowledge, that:

The Annual Report on Form 10-KSB for the quarter ended December 31, 2006 (the “Form 10-KSB”) of the Company fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934, and information contained in the Form 10-KSB fairly presents, in all material aspects, the financial condition and results of operations of the Company.

Dated: April 16, 2007                      /s/William R. Herren
                                              William R. Herren
                                              Chairman of the Board

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







ASIA AUTOMOTIVE ACQUISITION CORPORATION
Table of Contents

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements
         Report of Independent Registered Public Accounting Firm
         Balance Sheet
         Statements of Operations
         Statement of Stockholders’ Equity
         Statements of Cash Flows
         Notes to Financial Statements
Item 2.  Liquidity and Capital Resources
Item 3.  Controls and Procedures

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings
Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds
Item 3.  Defaults Upon Senior Securities
Item 4.  Submission of Matters to a Vote of Security Holders
Item 5.  Other Information
Item 6.  Exhibits



REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders
Asia Automotive Acquisition Corporation

We have audited the accompanying balance sheet of Asia Automotive Acquisition Corporation (a corporation in the development stage)
(the “Company”) as of December 31, 2006 and the related statements of operations, stockholders' equity and cash flows for the period from June 20, 2005 (date of inception) through December 31, 2006, January 1, 2006 through December 31, 2006, and the period from June 20, 2005 (date of inception) through December 31, 2006. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2006 and the results of its operations and its cash flows for the period from June 20, 2005 (date of inception) through December 31, 2005, January 1, 2006 through December 31, 2006, and for the period from June 20, 2005 (date of inception) through December 31, 2006 in conformity with accounting principles generally accepted in the Untied States of America.

The accompanying financial statements have been prepared assuming that Asia Automotive Acquisition Corporation will continue as a going concern. As discussed in Note 1 to the financial statements, Asia Automotive Acquisition Corporation will face a mandatory liquidation if a business combination is not consummated by October 18, 2007, which raises substantial doubt about its ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

                                 /s/ Rothstein, Kass & Company, P.C.
Roseland, New Jersey
April ___, 2007





Asia Automotive Acquisition Corporation
(a corporation in the development stage)
BALANCE SHEET

                                               December 31, 2006
                                               2006
                                               (unaudited)
              ASSETS
Current assets
 Cash and cash equivalents                         $384,162

 Other assets
 Cash held in trust account                          38,726,883
 Total assets                                   $39,111,045

               LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
 Accrued expenses                                  $111,750
 Accrued taxes payable                                  458,109
 Warrant liability                                   11,166,563
 Deferred underwriter’s fee                        966,121

 Total current liabilities                           12,702,543

Common stock, subject to possible
redemption, 1,005,746 shares at redemption
value plus interest income of $170,070 (net
of taxes)                                          7,649,928

Stockholders’ equity
Preferred stock, $.001 par value, authorized
1,000,000 shares; none issued and outstanding               -

Common stock, $.001 par value, authorized
39,000,000 shares; issued and outstanding
6,380,250 shares (of which 1,005,746 shares
subject to possible redemption)                        6,380

Additional paid-in capital                            22,327,433
Deficit accumulated during the development stage    (3,575,239)
Total stockholders’ equity                       18,758,574
Total liabilities and stockholders’ equity  $39,111,045



See notes to financial statements.







Asia Automotive Acquisition Corporation
(a corporation in the development stage)
STATEMENTS OF OPERATIONS


                  January 1, 2006     June 20, 2005         June 20, 2005
                       to        (inception) to (inception) to
                  December 31, 2006   December 31, 2005    December 31, 2006

Interest income   $1,308,883        $                 $1,308,883
Unrealized Loss on
 warrant liability (3,783,750)                      (3,783,750)
Formation and
 operating costs   (636,637)     (5,626)     (642,263)
Losses before
 taxes   $(3,111,504) $(5,626) $(3,117,130)

Income taxes     (458,109)                         (458,109)

Net loss $(3,569,613) $(5,626) $(3,575,239)

Interest income
 attributable to
 common stock
 subject to possible
 conversion (net
 of taxes)        170,070                                   170,070

Net loss allocable to
 common stockholders
 not subject to
 possible conversion
 (net of
 taxes)
         $(3,739,683) $(5,626) $(3,745,309)

Weighted average
 shares outstanding
 (basic and
 diluted)        4,901,284          1,349,000           3,662,115

Net loss per
 share (basic
 and diluted) $(.73)   $                $(.98)


See notes to financial statements.







Asia Automotive Acquisition Corporation
(a corporation in the development stage)

STATEMENTS OF STOCKHOLDERS’ EQUITY

                          Common Stock      Deficit accumulated
                                            during development
                Shares    Amount    APIC      stage             Total
Balance at
 June 20, 2005
 ( date
 of
 inception&$41;      -     $-    $-    $-            $-

Issuance of
 common stock
 to existing
 shareholders    1,349,000  1,349     23,651                      25,000

Net Loss                                   (5,626)    (5,626)

Balance at
 December 31,
 2005        1,349,000    1,349       23,651   (5,626)    19,374

Sale of
 5,031,250
 untis on April
 18, 2006 at a
 price of $8.00
 per unit, net of
 underwriter’s
 discount and
 offering expenses
 (including
 1,005,746 shares
 subject to possible
 redemption)  5,031,250  5,031    37,166,353                   37,171,384

Sale of option on
 April 18, 2006
 at a price of
 $100 for
 350,000 units                        100                             100

Proceeds subject to
 possible conversion
 of shares,
 1,005,746 shares                (7,479,858)        (7,479,858)

Warrant liability                (7,382,813)        (7,382,813)

Net loss                                (3,569,613) (3,569,613)

Balance at
 December 31,
 2006  6,380,250 $6,380 $22,327,433 $(3,575,239 $18,758,574

See notes to financial statements










Asia Automotive Acquisition Corporation
(a corporation in the development stage)

STATEMENTS OF CASH FLOWS

                                     June 20, 2005         June 20, 2005
                  January 1, 2006    (date of          (date of
                        to           inception)        inception)
                                         to                   to
                  December 31, 2006 December 31, 2005    December 31, 2006


Cash flows from
 operating
 activities:
 Net
  loss   $(3,569,613&#41 $(5,626) $(3,575,239)
 Adjustments
 to reconcile
 net loss to
 net cash provided
 by (used in)
 operating
 activities:

  Loss from
   warrant liability   3,783,750                              3,783,750
  Income taxes
    payable              458,109                                458,109
  Accrued expenses       111,750                                111,750

Net cash provided
 &$40;used in)
 operating activities     783,996     (5,626)            778,370

Net cash used in
 investing activities:
   Cash held in
    trust account (38,726,883&#41                     (38,726,883)

Cash flows from
 financing activities:
 Proceeds from
  note payable          20,250            25,000                 45,250
 Proceeds from
  issuance of common
  stock to existing
  stockholders                            25,000                 25,000
 Proceeds from
   sale of option
   to underwriter          100                                      100
 Gross proceeds of
  public offering        40,250,000                          40,250,000
 Repayment of notes
  payable to
  stockholders          (45,250)                     (45,250)
 Payments of
  deferred offering
  costs          (1,912,794)   (29,631)    (1,942,425)
Net cash provided
 by financing
 activities              38,312,306        20,369                38,332,675
Net increase in
 cash and cash
 equivalents               369,419        14,743
Cash and cash
 equivalents,
 beginning of period        14,743
Cash and cash
 equivalents, end of
 period                $384,162   $14,743               $384,162

Supplemental disclosure
 of non-cash
 financing activity:
 Deferred
  underwriter’s
  fees               $1,207,500   $                  $1,207,500
 Accrued offering
  costs             $            $235,369           $235,369


See notes to financial statements.






Asia Automotive Acquisition Corporation
(a corporation in the development stage)

Notes to Financial Statements


 1. ORGANIZATION AND BUSINESS OPERATIONS

    Asia Automotive Acquisition Corporation (the “Company”) was incorporated in Delaware on June 20, 2005 as a blank check company formed to acquire, through merger, capital stock exchange, asset acquisition or other similar business combination, a business in the automotive supplier industry. The Company has neither engaged in any operations nor generated revenues to date. The Company is considered to be in the development stage and is subject to the risks associated with activities of development stage companies. The Company has elected December 31st as its fiscal year end.

    The registration statement for the Company’s initial public offering (the “Public Offering”) was declared effective on April 11, 2006. The Company consummated the Public Offering on April 18, 2006 and received net proceeds of $38,521,255. The Company’s management has broad discretion with respect to the specific application of the net proceeds of the Public Offering (the “Offering”) (as described in Note 3), although substantially all of the net proceeds of the Offering are intended to be generally applied toward consummating a business combination with a target company. As used herein, a “target business” shall include an operating business in the security industry and a “business combination” shall mean the acquisition by the Company of a target business.

    Of the proceeds of the Offering, $37,763,431 is being held in a trust account (“Trust Account”) and invested until the earlier of (i) the consummation of the first business combination or (ii) the distribution of the Trust Account as described below.
The amount in the Trust Account include $1,207,500 of contingent underwriting compensation, which will be paid to the underwriters if a business combination is consummated, but which will be forfeited in part if public stockholders elect to have their shares redeemed for cash if a business combination is not consummated. Deferred underwriter’s fee is reflected on the balance sheet at $966,121, an additional $241,379 is included in common stock, subject to possible conversion, for a total of $1,207,500. The remaining proceeds may be used to pay for business, legal and accounting due diligence on prospective acquisitions and continuing general and administrative expenses.

    The Company, after signing a definitive agreement for the acquisition of a target business, will submit such transaction for stockholder approval. In the event that public stockholders owning a majority of the outstanding stock sold in the Offerings vote against the business combination and elect to have the Company redeem their shares for cash, including all of the officers and directors of the Company (“Initial Stockholders”), have agreed to vote their 1,349,000 founding shares of common stock in accordance with the vote of the majority in interest of all other stockholders of the Company with respect to any business combination and to vote any shares they acquire in the aftermarket in favor of the business combination. After consummation of the Company’s first business combination, all of these voting safeguards will no longer be applicable.

    With respect to the first business combination which is approved and consummated, any holder of shares sold in the Public Offering, other than the Initial Stockholders and their nominees (the “Public Stockholders”) who voted against the business combination may demand that the Company redeem his or her shares. The per share redemption price will equal $7.40 per share plus interest earned thereon in the Trust Account. Accordingly, Public Stockholders holding 19.99% of the aggregate number of shares sold in this offering and the private placement may seek redemption of their shares in the event of a business combination.

    The Company’s Certificate of Incorporation provides for mandatory liquidation of the Company, without stockholder approval, in the event that the Company does not consummate a business combination within 18 months from the date of consummation of the Public Offering, or 24 months from the consummation of the Public Offering if certain extension criteria have been satisfied. The Initial Stockholders have waived their right to liquidation distributions with respect to the shares of common stock included in such units. Accordingly, in the event of such liquidation, the amount in the Trust Account will be distributed to the holders of the shares sold in the Public Offering.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation:

     The accompanying financial statements have been prepared by the Company and reflect all adjustments, consisting of normal recurring adjustments, which are, in the opinion of management, necessary for a fair presentation of the financial position of the Company as of December 31, 2006 and the financial results for the period from June 20, 2005 (date of inception) through December 31, 2005, as well as for the period June 20, 2005 (date of inception) through December 31, 2006, in accordance with accounting principles generally accepted in the United States of America for year then ended and pursuant to Form 10-KSB and Regulation SB.


Common stock:

    On January 23, 2006, the Company effected a stock split in the form of a dividend of .233 shares of common stock for each outstanding share of common stock. All references in the accompanying financial statements to the number of shares of common stock and loss per share have been retroactively restated to reflect these transactions.

Warrant liability:

    The Company has outstanding warrants, which provides for the Company to register the shares underlying the warrants and is silent as to the penalty to be incurred in the absence of the Company’s ability to deliver registered shares to the warrant holders upon warrant exercise. Under EITF No. 00-19 “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock” (“EITF No. 00-19”), registration of the common stock underlying the Company’s warrants is not within the Company’s control. As a result, the company must assume that it could be required to settle the warrants on a net-cash basis, thereby necessitating the treatment of the potential settlement obligation as a liability. Further EITF No. 00-19, requires the Company to record the potential settlement liability at each reporting date using the current estimated fair value of the warrants, with any changes being recorded through the Company’s statement of operations. The potential settlement obligation related to the warrants will continue to be reported as a liability until such time that the warrants are exercised, expire, or the Company is otherwise able to modify the registration requirements in the warrant agreement to remove the provisions which require this treatment. The fair value of the warrant liability is determined using the trading value of the warrants.

Loss per common share:

    Loss per common share is based on the weighted average number of common shares outstanding. The Company complies with SFAS No. 128, “Earnings Per Share.” SFAS No. 128 requires dual presentation of basic and diluted income per share for all periods presented. Basic loss per share excludes dilution and is computed by dividing income available to common stockholders by the weighted average number of common shares outstanding for the period. Diluted loss per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then share in the income of the Company.

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

Income tax:

      The Company complies with the Financial Accounting Standards Board (“FASB”) SFAS 109, “Accounting for Income Taxes,”
which requires an asset and liability approach to financial accounting and reporting for income taxes. Deferred income tax assets and liabilities are computed for differences between the financial statement and tax bases of assets and liabilities that will result in future taxable or deductible amounts, based on enacted tax laws and rates applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized.

Cash and cash equivalents:

    The Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents.

Recently issued accounting standards:

    On July 13, 2006, FASB released FASB Interpretation No. 48 Accounting for Uncertainty in Income Taxes (“ FIN 48”). FIN 48 provides guidance for how uncertain tax positions should be recognized, measured, presented and disclosed in the financial statements. FIN 48 requires the evaluation of tax positions taken in the course of preparing the Company’s tax returns to determine whether the tax positions are “more-likely-than-not” of being sustained by the applicable tax authority. Tax benefits of positions nor deemed to meet the more-likely-than-not threshold would be recorded as a tax expense in the current year. Adoption of FIN 48 is required for the fiscal years beginning after December 15, 2006 and is to be applied to all open tax years as of the effective date. At this time, management is evaluating the implications of FIN 48 and its impact on the financial statements has not yet been determined.

In addition, in September 2006, the Statement of Financial Accounting Standard No. 157, Fair Value Measurements (“SFAS 157”), was issued and is effective for fiscal years beginning after November 15, 2007. SFAS 157 defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. Management is currently evaluating the impact the adoption of SFAS 157 will have on the Company’s financial statements and their disclosures and its impact has not yet been determined.

3. THE OFFERING

    On April 18, 2006, the Company sold 5,031,250 units to the public at a price of $8.00 per unit. Each unit consists of one share of the Company’s common stock, $0.001 par value, and one redeemable common stock purchase warrant (“warrant”). Each warrant entitles the holder to purchase from the Company one share of common stock at an exercise price of $5.00 commencing the later of the completion of a business combination with a target business or April 10, 2007 and expiring April 11, 2012. The underwriters exercised the full exercise of an over-allotment option with respect to 656,250 units on April 18, 2006 and were issued such units on April 18, 2006. The warrants are redeemable at a price of $.01 per warrant upon 30 days notice after the warrants become exercisable, only in the event that the last sale price of the common stock is at least $10.00 per share for any 20 trading days within a 30 trading day period ending three business days before we send the notice of redemption.

4. INCOME TAXES

    Income tax expense for the twelve months ended December 31, 2006 was approximately $458,000. The expense is for current federal and state income taxes. The effective income tax rate differs from the statutory rate of 34% principally due to a permanent difference due to the unrealized loss of warrant liability.

5. COMMITMENTS AND RELATED PARTY TRANSACTIONS

   The Company presently occupies office space provided by ADC, an affiliate and stockholder of the Company. ADC has agreed that, until the Company consummates a business combination, it will make such office space, as well as certain office and secretarial services, available to the Company, as may be required by the Company from time to time. The Company has agreed to pay such affiliate $7,500 per month for such services commencing on the effective date of the Offering, April 18, 2006.

    The Company has engaged Rodman & Renshaw, the representative of the underwriters, on a non-exclusive basis, as the Company’s agent for the solicitation of the exercise of the warrants. To the extent not inconsistent with the guidelines of the NASD and the rules and regulations of the SEC, the Company has agreed to pay the representative for bona fide services rendered a commission equal to 2.5% of the exercise price for each warrant exercised more than one year after the date of the prospectus if the exercise was solicited by the underwriters. In addition to soliciting, either orally or in writing, the exercise of the warrants, the representative’s services may also include disseminating information, either orally or in writing, to warrant holders about the Company or the market for our securities, and assisting in the processing of the exercise of the warrants. No compensation will be paid to the representative upon the exercise of the warrants if:

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

    The Company has sold to Rodman & Renshaw, LLC (the “Representative” of the underwriters), for $100, as additional compensation, an option to purchase up to a total of 350,000 units at a per-unit price of $10.00. The units issuable upon exercise of this option are also identical to those offered by the Offering except that the warrants included in the option have an exercise price of $6.65 (133% of the exercise price of the warrants included in the units sold in the offering.) The Company will pay the underwriters in the Offering an underwriting discount of 7% of the gross proceeds of this Offering (of which 3% is deferred until the consummation of a business combination).

    The sale of the option will be accounted for as an equity transaction. Accordingly, there will be no net impact on the Company’s financial position or results of operations, except for the recording of the $100 proceeds from the sale. The Company has determined, based upon a Black-Scholes model, that the fair value of the option on the date of sale would be approximately $3.10 per unit, or $1,086,001 total, using an expected life of five years, volatility of 45.47% and a risk-free interest rate of 4.39%.

    The volatility calculation of 45.47% is based on the 365-day average volatility of a representative sample of ten (10) companies with market capitalizations under $500 million that management believes to be engaged in the business of auto component parts (the “Sample Companies”). Because the Company does not have a trading history, the Company needed to estimate the potential volatility of its common stock price, which will depend on a number of factors which cannot be ascertained at this time. The Company referred to the 365-day average volatility of the Sample Companies because management believes that the average volatility of such companies is a reasonable benchmark to use in estimating the expected volatility of the Company’s common stock post-business combination. Although an expected life of five years was taken into account for purposes of assigning a fair value to the option, if the Company does not consummate a business combination within the prescribed time period and liquidates, the option would become worthless.

    Pursuant to letter agreements with the Company and the Representative, the Initial Stockholders have waived their right to receive distributions with respect to their founding shares upon the Company’s liquidation.

    Certain of the Company’s officers, directors, or their designees have agreed with the Representative that consummation of the Offering and during the 45 trading day period commencing on the later of the date that the securities comprising the units begin separate trading or sixty days following the consummation of the Offering, that they will purchase up to 320,000 warrants in the public marketplace at prices not to exceed $1.40 per Warrant. As of December 31, 2006, William R Herren, Mr. Rudy Wilson, Chun Hao and Asia Development Capital officer, directors and designee of the Company held 290,000 warrants to purchase the Company’s securities.

    The Initial Stockholders will be entitled to registration rights with respect to their founding shares pursuant to an agreement to be signed prior to or on the effective date of the Offering. The holders of the majority of these shares are entitled to make up to two demands that the Company register these shares at any time commencing three months prior to the third anniversary of the effective date of the Offering. In addition, the Initial Stockholders have certain “piggy-back” registration rights on registration statements filed subsequent to the third anniversary of the effective date of the Offering.

    On February 8, 2006, five stockholders entered into five separate letter agreements with the representatives of the underwriters pursuant to which they agreed to purchase in aggregate up to $2,000,000 in warrants at prices not to exceed $1.40 per warrant during the 45 day trading period commencing on the later of the date separate trading of the Warrants has commenced or 60 calendar days following the consummation of the Offering. These entities have agreed that any warrants purchased by them pursuant to this agreement will not be sold or transferred until after a completed business combination. As of September 30, 2006, these five stockholders held 20,000 warrants to purchase the Company’s securities.

6. PREFERRED STOCK

    The Company is authorized to issue 1,000,000 shares of preferred stock with such designations, voting and other rights and preferences as may be determined from time to time by the Board of Directors.



ITEM 2: LIQUIDITY AND CAPITAL RESOURCES

    On April 19, 2006, we consummated our initial public offering of 5,031,250 units including an additional 656,250 units that were subject to underwriters’ over-allotment option. Each unit consists of one share of common stock and one redeemable common stock purchase warrant. Each warrant entitles the holder to purchase from us one share of our common stock at an exercise price of $5.00.

    Of the proceeds of the Offering, $37,418,000 is being held in a trust account (“Trust Account”) and invested until the earlier of (i) the consummation of the first business combination or (ii) the distribution of the Trust Account as described below.
The amount in the Trust Account includes $1,207,500 of contingent underwriting compensation, which will be paid to the underwriters if a business combination is consummated, but which will be forfeited in part if public stockholders elect to have their shares redeemed for cash if a business combination is not consummated. Deferred underwriter’s fee is reflected on the balance sheet at $966,121, an additional $241,379 is included in common stock, subject to possible conversation, for a total of $1,207,500. The remaining proceeds may be used to pay for business, legal and accounting due diligence on prospective acquisitions and continuing general and administrative expenses.

    We pay Asia Development Capital, LLC, an affiliate, an aggregate fee of $7,500 per month which includes the cost of the office space and the cost of other general and administrative services provided to us by such affiliate.

ITEM 3: CONTROLS AND PROCEDURES

    There has not been any change in our internal control over financial reporting in connection with the evaluation of required by Rule
13a-15(d) under the Exchange Act that occurred during the quarter ended December 31, 2006, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II: OTHER INFORMATION

ITEM 1:  LEGAL PROCEEDINGS

There are no material legal proceedings pending against us.

ITEM 2: UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Not Applicable

ITEM 3: DEFAULTS UPON SENIOR SECURITIES

Not Applicable.

ITEM 4: SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Not Applicable.

ITEM 5: OTHER INFORMATION

Not Applicable.

ITEM 6: EXHIBITS

Exhibit No.    Description of Exhibits

31.1           Section 302 Certification of Principal Executive Officer

32.1           Section 906 Certification