Form 10KSB/A
period 2006-12-31
Asia Automotive Acquisition Corp.
filed 2007-04-17
CIK 1332552

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                  FORM 10-KSB/A

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 2006

                                       OR

TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                       COMMISSION FILE NUMBER: 333-127755

                     ASIA AUTOMOTIVE ACQUISITION CORPORATION

                 DELAWARE                                20-3022522
     (State or other jurisdiction of        (I.R.S. Employer Identification No.)
      incorporation or organization)

    401 SOUTH OLD WOODWARD, SUITE 450
          BIRMINGHAM, MICHIGAN                              48009
(Address of principal executive offices)                 (Zip Code)

                                 (248) 593-8330
               Registrant's telephone number, including area code

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Check if no disclosure of delinquent filers in response to Item 405 of Regulation S-B is contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. Yes [ ] No [X]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of "accelerated filer and large accelerated filer" in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer [ ]   Accelerated filer [ ]   Non-accelerated filer [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] No [X]

State the aggregate market value of the voting stock held by non-affiliates computed by reference to the price at which the stock was sold, on the average bid and asked prices of such stock, as of a specified date within the past 60 days. The aggregate market value of the voting stock held by public investors based on a sales price of $7.65 for the company's voting stock of 5,031,250 shares held on April 13, 2007 is approximately $38,489,063.

                      APPLICABLE ONLY TO CORPORATE ISSUERS

DOCUMENTS INCORPORATED BY REFERENCE

None

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 6,380,250 Shares of Common Stock, $0.001 per share as of April 13, 2007

Transitional Small Business Disclosure Format (Check One):   Yes [ ]   No [X]

Explanatory Note

     This Annual Report on Form 10-KSB/A is being filed as Amendment No. 1 to Form 10-KSB for the year ended December 31, 2006, originally filed April 16, 2007. The original filing inadvertently omitted the audit report date of Rothstein Kass & Company, P.C., our auditors. In addition, certain tables in the Form 10-KSB as originally filed were not properly formatted. That has been corrected in this Form 10-KSB/A. The entire Form 10-KSB has been refiled for ease of reference.

                     ASIA AUTOMOTIVE ACQUISITION CORPORATION
                                Table of Contents

                                                                            PAGE
                                                                            ----
PART I                                                                        4
   Item 1    Description of Business                                          4
   Item 2    Description of Property                                          4
   Item 3    Legal Proceedings                                                4
   Item 4    Submission of Matters to a Vote of Security Holders              4

PART II                                                                       5
   Item 5    Market for Common Equity and Related Stockholder Matters         5
   Item 6    Management's Discussion and Analysis or Plan of Operation        6
   Item 7    Financial Statements                                             7
   Item 8    Changes In and Disagreements With Accountants on Accounting
             and Financial Disclosure                                         7
   Item 8A   Controls and Procedures                                          7
   Item 8B   Other Information                                                7

PART III                                                                      7
   Item 9    Directors and Executive Officers of the Registrant               7
   Item 10   Executive Compensation                                          10
   Item 11   Security Ownership of Certain Beneficial owners and
             Management and Related Stockholder Matters                      11
   Item 12   Certain Relationships and Related Transactions and Director
             Independence                                                    12
   Item 13   Exhibits                                                        14
   Item 14   Principal Accountant Fees and Services                          18

SIGNATURE PAGE                                                               19

                                     PART I

ITEM 1. DESCRIPTION OF BUSINESS

     We are a Delaware blank check company. The company was incorporated June 20, 2005, and completed its initial public offering on April 18, 2006. Since the closing of the public offering, management has vigorously pursued the process of investigating one or more potential business combination(s). The process is not yet advanced enough for any public announcement. The company has not yet engaged in any business operations.

     The company has four executive officers, each of whom is a member of our board of directors. Our officers have devoted substantially their full business time to the process of effecting a business combination. However, the officers have not been paid by the company. See Item 10., Executive Compensation. The company does not employ any employees and does not expect to have any full time employees until a business combination is consummated.

ITEM 2. DESCRIPTION OF PROPERTY.

We maintain our principal executive office at the following location:

     - United States executive offices at 401 South Old Woodward, Suite 450, Birmingham, Michigan, 48009;

We maintain our regional offices at the following locations:

     - Beijing, China regional offices at Cai Zhi Fortune Tower, Room 834, #5 Chang Zhi Road, Haidian District Beijing, China 10008

     - Hong Kong regional office at 1211 Peninsula Tower 538 Castle Peak Road Kowloon, Hong Kong

     - ASEAN Regional office at 46/14 Moo 105th Floor Nation Tower, Bangna Trad Rd. Bangna, Bangna, Bangkok 10260, Thailand

     The cost for these spaces is included in the $7,500 per-month fee paid to Asia Development Capital LLC will for general and administrative services, including office space, and utilities. We believe, based on rents and fees for similar services in these locations, that the fee charged by Asia Development Capital LLC is at least as favorable as we could have obtained from an unaffiliated person. We consider our current office space adequate for our current operations.

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

                                     PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

     Our common stock and warrants started trading separately as of June 12, 2006. Each of our units consists of one share of our common stock and one redeemable common stock purchase warrant and trades on the OTC Bulletin Board under the symbol "AAACU". Our common stock and warrants trade on the OTC Bulletin Board under the symbols "AAAC" and "AAACW", respectively. Each warrant entitles the holder to purchase from us one share of our common stock at an exercise price of $5.00 commencing the later of the completion of a business combination with a target business or April 12, 2007. Our warrants will expire at 5:00 p.m., New York City time, on April 12, 2010, or earlier upon redemption.

                               OTC Bulletin Board

                      Common Stock     Warrants       Units
                      ------------   -----------   -----------
                       High    Low   High    Low   High    Low
                       ----   ----   ----   ----   ----   ----
2006 Second Quarter    7.10   7.28   1.65   1.38   7.95   7.40
2006 Third Quarter     7.35   7.28   2.10   1.88   8.10   7.65
2006 Fourth Quarter    7.55   7.40   2.16   1.65   7.80   7.45
2007 First Quarter     7.55   7.55   2.50   1.90   7.65   7.28

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

     Of the proceeds of the Offering, $37,418,000 plus interest income is being held in a trust account ("Trust Account") and invested until the earlier of (i) the consummation of the first business combination or (ii) the distribution of the Trust Account as described below. The amount in the Trust Account includes $1,207,500 of contingent underwriting compensation, which will be paid to the underwriters if a business combination is consummated, but which will be forfeited in part if public stockholders elect to have their shares redeemed for cash if a business combination is not consummated. Deferred underwriter's fee is reflected on the balance sheet at $966,121, an additional $241,379 is included in common stock, subject to possible conversion, for a total of $1,207,500. The remaining proceeds may be used to pay for business, legal and accounting due diligence on prospective acquisitions and continuing general and administrative expenses.

     We pay Asia Development Capital LLC, an affiliate, an aggregate fee of $7,500 per month which includes the cost of the office space and the cost of other general and administrative services provided to us by such affiliate.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

     This Annual Report on Form 10-KSB includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and
Section 21E of the Securities Exchange Act of 1934, as amended. We have based these forward-looking statements on our current expectations and projections about future events. These forward-looking statements are subject to known and unknown risks, uncertainties and assumptions about us that may cause our actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by such forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as "may," "should," "could," "would," "expect," "plan," "anticipate," "believe," "estimate," "continue," or the negative of such terms or other similar expressions. Factors that might cause or contribute to such a discrepancy include, but are not limited to, those described in our other Securities and Exchange Commission filings. The following discussion should be read in conjunction with our Financial Statements and related Notes thereto included elsewhere in this report.

     We were formed on June 20, 2005, to serve as a vehicle to effect a business combination with an operating business residing within the Asian automotive market. Our initial business combination must be with a target business or businesses whose fair market value is at least equal to 80% of net assets at the time of such acquisition. We intend to utilize cash derived from the proceeds of our recently completed public offering, our capital stock, debt or a combination of cash, capital stock and debt, in effecting a business combination.

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

     Most of the activity from June 20, 2005 (inception) to December 31, 2006 relates to the Company's formation and public offering described below.

TWELVE MONTHS ENDED DECEMBER 31, 2006

     For the twelve months ended December 31, 2006, we had a net loss of approximately $3,569,613 consisting of interest income of $1,308,883 offset by a warrant liability of $3,783,750 and formation operating costs of $636,637. Interest income is derived primarily from investment of our cash balances held in trust, which aggregated approximately $38,726,883 at December 31, 2006. The cash balance held in trust is invested primarily in treasury bills.

ITEM 7. FINANCIAL STATEMENTS.

     Reference is made to our financial statements beginning on page F-1 of this report.

ITEM 8 CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

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

     There has not been any change in our internal control over financial reporting in connection with the evaluation required by Rule 13a-15(d) under the Exchange Act that occurred during the quarter ended December 31, 2006, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 8B. Other Information.

     None.

                                    PART III

ITEM 9. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

     Our current directors and executive officers are as follows:

NAME                  AGE                    POSITION
----                  ---                    --------
William R. Herren      60   Chairman of the Board of Directors
Rudy Wilson            57   Chief Executive Officer and Director
Dr. David J. Brophy    70   Chief Financial Officer and Director
Chun Yi Hao            45   President of China Operations and Director
Donald L. Runkle       61   Director

William R. Herren has served as chairman of the board since our inception. From July 2002 to January 2004, Mr. Herren provided advisory assistance leading to the co-founding of Asia Development Capital LLC, an automotive business consulting firm, which works with small and middle market automotive suppliers in Asia Pacific. From 1968 to 2002, Mr. Herren was employed with General Motors and its subsidiary Delphi, the largest global automotive vehicle/component manufacturer. From July 1999 to June 2002, he was executive director of marketing, sales, planning and M&A for Delphi Energy and Chassis Systems. From 1996
to 1999, in addition to his responsibility as executive director, Mr. Herren also managed Delphi's Converter business unit. From 1993 to 1996 he served as executive director of Delphi Saginaw's marketing, sales, planning and M&A. From 1986 through 1993 he directed several Saginaw business units including final drive, engine drive and steering systems. From 1968 through 1986 Mr. Herren held a variety of assignments with General Motors including assignments at Chevrolet, General Motors Assembly Division and GM corporate finance staff. Mr. Herren earned a Bachelors Degree in Finance and an M.B.A. from Georgia State University.

Rudy Wilson has served as our chief executive officer and a member of our board of directors since our inception. In January 2004, Mr. Wilson co-founded Asia Development Capital LLC. From January 1997 to December 2003, he was responsible for various foreign funded investments in Asia for several Delphi Energy and Chassis Systems business lines. Mr. Wilson was assigned to Beijing, China from May 1993 through 1997 directing the development of Delphi Saginaw's initial investment projects in China, India and ASEAN. During the assignment in China he served on the board of directors of Delphi Lingyun Driveshaft, Delphi Xiaoshan Steering and Delphi Malaysia. From 1976 through 1993 Mr. Wilson held a variety of assignments with General Motors component operations and advanced manufacturing engineering staff. Mr. Wilson received his Bachelor's Degree in Chemical Engineering and an M.B.A. from the University of Detroit.

Dr. David J. Brophy has served as our chief financial officer and a member of our board of directors since our inception. As a member of the Finance Faculty at The University of Michigan School of Business Administration from 1968 to the present, and Director of its Center for Venture Capital and Private Equity Finance since 1992, he assists emerging and mid-sized companies. Dr. Brophy is a founding member of the editorial board of the Journal of Private Equity and the International Journal of Venture Capital. His advisory and consultant activities in the public and private sector include such funds as Compass Technology Partners, Plymouth Ventures, and Bio-Star Ventures and various government agencies in the United States, Australia and France. Dr. Brophy received a Bachelor of Arts from St. Francis Xavier University, an M.B.A. from the University of Detroit and a Ph..D. from the Ohio State University.

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

Donald L. Runkle has served as special advisor and director since our inception. From 2002 to June 2005 Mr. Runkle was vice chairman, enterprise technologies for Delphi Corporation, and served on the company's Board of Directors and its Strategy Board. Additionally, Mr. Runkle was Delphi's chief technology officer and responsible for global supply management, manufacturing and engineering oversight, research and development, the commercial vehicle account, and the DaimlerChrysler account. He was named executive vice-president of Delphi Corporation and president of the former Dynamics and Propulsion sector from 2000 to 2002. Mr. Runkle served as general manager of Delphi Energy and Engine Management Systems from 1996 to 2000. He was named vice-president and general manager of Delphi Steering form 1993 to 1996. From 1981through 1993 Mr. Runkle held a variety of executive assignments with General Motors vehicle operations, including chief engineer at Chevrolet, vice president of GM's Advanced Engineering Staff and vice president of GM's North American Engineering Center. Mr. Runkle earned both his bachelor's and master's degrees from the University of Michigan in mechanical engineering, and a master's in management science from the Massachusetts Institute of Technology where he was a Sloan Fellow. Mr. Runkle has a fiduciary responsibility to us in execution of his duties

     Our board of directors is divided into three classes with only one class of directors being elected in each year and each class serving a three-year term. The term of office of the first class of directors, consisting of Chun Hao, will expire at our first annual meeting of stockholders. The term of office of the second class of directors, consisting of Dr. David J. Brophy and Donald Runkle, will expire at the second annual meeting. The term of office of the third class of directors, consisting of William R. Herren and Rudy Wilson, will expire at the third annual meeting. The special advisors' duties are limited to providing advice and input on potential business combinations that are located, researched and brought to the attention of the board of directors. Their individual background experiences within the automotive industry as well as their global locations are suited to these duties. All advisors are considered to each have a fiduciary responsibility for the company.

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

CONTROLS AND PROCEDURES

     We do not currently, and are not required to, maintain an effective system of internal controls as defined by Section 404 of the Sarbanes-Oxley Act of 2002. As of the date of this report, we have not completed an assessment, nor have our auditors tested our system, of internal control. We expect that we will assess the internal controls of our target business or businesses preceding the completion of a business combination and will then implement a schedule for implementation and testing of such additional controls as we may determine are required to state that we maintain an effective system of internal controls. A target business may not be in compliance with the provisions of the Sarbanes-Oxley Act regarding the adequacy of its internal controls. Many small and mid-sized target businesses we consider for a business combination may have internal controls that need improvement in areas such as:

     - Staffing for financial, accounting and external reporting areas, including segregation of duties;

     -    Reconciliation of accounts;

     - Proper recordation of expenses and liabilities in the period to which they relate;

     -    Proof of internal review and approval of accounting items;

     - Documentation of key accounting assumptions, estimates and/or conclusions; and

     -    Documentation of accounting policies and procedures.

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

     Once our management's report on internal controls is complete, we will retain our independent auditors to assess management's report on internal controls and to render an opinion on such report when required by Section 404. Additional matters concerning a target business's internal controls may be identified in the future when the assessment and testing is performed.

SECTION 16(A) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

     Section 16(a) of the Securities and Exchange Act of 1934, requires our directors and executive officers and persons who own more than 10% of a registered class of our equity securities, to file with the Securities and Exchange Commission initial reports of ownership and reports of changes in beneficial ownership of common stock and other equity securities to us. Directors, officers and greater than 10% stockholders are required by SEC regulations to furnish us with all Section 16(a) forms they file.

     To our knowledge, based solely upon our review of the copies of such reports furnished to us, we believe that all of our directors, officers and greater than 10% stockholders have complied with the applicable Section 16(a) reporting requirements.

Board of Directors and Committees of the Board

     Our Board of directors did not meet during the fiscal year ended December 31, 2006. We do not currently have any Board Committees and do not anticipate any until such time, if any, as a business combination is consummated.

CODE OF CONDUCT AND ETHICS

     We have adopted a code of conduct and ethics applicable to our directors, officers and employees in accordance with applicable federal securities laws. A copy of the code of conduct and ethics is available, without charge, upon written request.

ITEM 10. EXECUTIVE COMPENSATION.

     None of our executive officers have received any compensation for services rendered. Commencing on April 19, 2006 and continuing through the acquisition of a target business, we will pay monthly fees of $7,500 for general and administrative services, including office space, utilities and secretarial support, to Asia Development Capital LLC., an affiliate. This arrangement is solely for our benefit and is not intended to provide compensation in lieu of a salary. Upon completion of a business combination or our liquidation, we will no longer be required to pay these monthly fees.

     Other than this $7,500 per-month fee, no compensation of any kind, including finder's and consulting fees, will be paid to any of our directors, or any of their respective affiliates, for services rendered prior to or in connection with a business combination. However, our existing stockholders will be reimbursed for any out-of-pocket expenses incurred in connection with activities on our behalf such as identifying potential target businesses and performing due diligence on suitable business combinations. Such individuals may be paid consulting, management or other fees from target businesses as a result of the business combination, with any and all amounts being fully disclosed to stockholders, to the extent then known, in the proxy solicitation materials furnished to the stockholders. There is no limit on the amount of these out-of-pocket expenses and there will be no review of the reasonableness of the expenses by anyone other than our board of directors, which includes persons who may seek reimbursement, or a court of competent jurisdiction if such reimbursement is challenged. Because none of our directors may be deemed "independent," we will generally not have the benefit of independent directors examining the propriety of expenses incurred on our behalf and subject to reimbursement.

     During the fiscal year ended December 31, 2006, the directors did not receive any cash compensation for their service as members of the board of directors

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

     The following table sets forth information regarding the beneficial ownership of our common stock as of December 31, 2006 by:

     - each person known by us to be the beneficial owner of more than 5% of our outstanding shares of common stock;

     -    each of our officers and directors; and

     -    all our officers and directors as a group.

Unless otherwise indicated, we believe that all persons named in the table have sole voting and investment power with respect to all shares of common stock beneficially owned by them.

                                            Amount and Nature
                                              of Beneficial     Percent
Name and Address of Beneficial Owner            Ownership        Class
------------------------------------        -----------------   -------
Asia Development Capital LLC. (1) (2)             459,600         8.3%
Rudy Wilson                                       229,800        4.15%
Bill Herren                                       229,800        4.15%
Chun Y. Hao                                       229,800        4.15%
Baupost Group LLC (3)                             493,500        7.74%
Jeffrey L Feinberg (4)                            621,200        9.74%
Balyasny Asset Management L.P.                    355,500         7.1%
All directors and executive officers as a
   group (4 individuals)                        1,149,000        20.0%

(1) The business address of Asia Development Capital LLC is 401 Old South Woodward, Suite 450, Birmingham, Michigan 48009.

(2) 459,600 of such shares are held by Asia Development Capital LLC. Rudy Wilson has ultimate voting and dispositive power over the shares held by Asia Development Capital LLC. The beneficial owners of Asia Development Capital LLC include Rudy Wilson, our chief executive officer and director, William Herren, our chairman, and director, Chun Yi Hao, our president of China operations, Dr. David J, Brophy, our Chief financial officer and Donald L. Runkle, director.

(3) The business address of Baupost Group LLC is 10 St. James Avenue, Suite 2000, Boston, MA 02116

(4) The business address of JLF Asset Management, L.L.C. is2775 Via de la Valle, Suite 204, Del Mar, CA 92014

(5) The business address of Balyasny Asset Management L.P. is 181 West Madison, Suite 3600, Chicago, IL 60602.

     All of the shares of our common stock outstanding prior to our initial public offering, or the pre-public offering shares, were placed in escrow with Continental Sock Transfer & Trust Company, as escrow agent, and shall remain in escrow until the earliest of (i) April 11, 2008; or (ii) our liquidation; or
(iii) the consummation of
a merger, stock exchange or other similar transaction which results in all of our stockholders having the right to exchange their shares of common stock for cash, securities or other property subsequent to the Company consummating a business combination.

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

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR
INDEPENDENCE

     On June 20, 2005, we issued 1,349,000 shares of our common stock to the individuals set forth below for $25,000 in cash, at a purchase price of approximately $.001 per share (giving retroactive effect to a stock dividend of ..094 shares of common stock for each outstanding share of common stock on December 14, 2005, and a stock dividend of .233 shares of common stock for each outstanding share of common stock on January 23, 2006) as follows:

Name                           Number of Shares
----                           ----------------
Asia Development Capital LLC       1,149,000
Paul Packer                          100,000
Michael Metzman                       50,000
Craig Samuels                         50,000

     On February 8, 2006, we transferred an aggregate of 200,000 shares of our common stock to the three Globis entities, Craig Samuels and Mitchell Metzman, pursuant to separate letter agreements. The shares were purchased by each of the three Globis entities, Craig Samuels and Mitchell Metzman for $.025 per share. The three Globis entities do not have any relationship with the other existing stockholders and have no role in our business. We transferred the shares to the Globis entities and other individual stockholders to expand our existing ownership beyond the members of management and because the Globis entities and these individuals committed to purchase our warrants in the aftermarket.

     The holders of the majority of these shares will be entitled to make up to two demands that we register these shares pursuant to an agreement to be signed prior to or on the date of this prospectus. The holders of the majority of these shares can elect to exercise these registration rights at any time commencing three months prior to the date on which these shares of common stock are to be released from escrow. In addition, these stockholders have certain "piggy-back" registration rights with respect to registration statements filed subsequent to the date on which these shares of common stock are released from escrow. We will bear the expenses incurred in connection with the filing of any such registration statements.

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

     Rodman & Renshaw has entered into a letter agreement with us pursuant to which it agreed to purchase up to 125,000 warrants in the public marketplace at prices not to exceed $1.40 per warrant during the 45 trading day period commencing on the later of the date separate trading of the warrants has commenced or 60 days following the consummation of this offering.

     Chardan Capital Markets has entered into a letter agreement with us pursuant to which it agreed to purchase up to 125,000 warrants in the public marketplace at prices not to exceed $1.40 per warrant during the 45 trading day period commencing on the later of the date separate trading of the warrants has commenced or 60 days following the consummation of this offering.

     Globis Capital Advisers, LLC., one of our initial stockholders, has entered into a letter agreement with Rodman & Renshaw pursuant to which it agreed to purchase up to $600,000 in warrants at prices not to exceed $1.40 per warrant during the 45 trading day period commencing on the later of the date separate trading of the Warrants has commenced or 60 days following the consummation of this offering.

     Globis Overseas Fund, Ltd., one of our initial stockholders, has entered into a letter agreement with Rodman & Renshaw pursuant to which it agreed to purchase up to 200,000 in warrants at prices not to exceed $1.40 per warrant during the 45 trading day period commencing on the later of the date separate trading of the warrants has commenced or 60 days following the consummation of this offering.

     Globis Asia LLC, one of our initial stockholders, has entered into a letter agreement with Rodman &Renshaw pursuant to which it agreed to purchase up to $200,000 in warrants at prices not to exceed $1.40 per warrant during the 45 trading day period commencing on the later of the date separate trading of the warrants has commenced or 60 days following the consummation of this offering.

     Mitchell Metzman, one of our initial stockholders, has entered into a letter agreement with Rodman & Renshaw pursuant to which it agreed to purchase up to $500,000 in warrants at prices not to exceed $1.40 per warrant during the 45 trading day period commencing on the later of the date separate trading of the warrants has commenced or 60 days following the consummation of this offering.

     Craig Samuels, one of our initial stockholders, has entered into a letter agreement with Rodman & Renshaw pursuant to which it agreed to purchase up to $500,000 in warrants at prices not to exceed $1.40 per warrant during the 45 trading day period commencing on the later of the date separate trading of the warrants has commenced or 60 days following the consummation of this offering.

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

     We have agreed to pay Asia Development Capital LLC $7,500 per month for these services. Messrs. Herren, Wilson, and Hao each own 33.33% of Asia Development Capital LLC. Accordingly, each will benefit from the transaction to the extent of his respective interest in Asia Development Capital LLC. However, this arrangement is solely for our benefit and is not intended to provide Messrs. Herren, Wilson, and Hao compensation in lieu of a salary. We believe, based on rents and fees for similar services in the United States and Asia, that the fee charged by Asia Development Capital LLC is at least as favorable as we could have obtained from an unaffiliated person. However, as our directors may not be deemed "independent," we did not have the benefit of disinterested directors approving this transaction.

     Accordingly, each will benefit from the transaction to the extent of his respective interest in Asia Development Capital LLC. However, this arrangement is solely for our benefit and is not intended to provide Messrs. Herren, Wilson, and Hao compensation in lieu of a salary. We believe, based on rents and fees for similar services in the United States and Asia, that the fee charged by Asia Development Capital LLC is at least as favorable as we could have obtained from an unaffiliated person. However, as our directors may not be deemed "independent," we did not have the benefit of disinterested directors approving this transaction.

     We will reimburse our officers and directors for any reasonable out-of-pocket business expenses incurred by them in connection with certain activities on our behalf such as identifying and investigating possible target businesses and business combinations. Excess out-of-pocket expenses will be considered a liability and will be repaid by the resulting company.

     All ongoing and future transactions between us and any of our officers and directors or their respective affiliates, including loans by our officers and directors, will be on terms believed by us to be no less favorable than are available from unaffiliated third parties and such transactions or loans, including any forgiveness of loans, will require prior approval in each instance by a majority of our uninterested "independent" directors (to the extent we have any) or the members of our board who do not have an interest in the transaction, in either case who had access, at our expense, to our attorneys or independent legal counsel. In addition, our management will gather pricing information, estimates or fairness opinions from unaffiliated third parties with respect to similar transactions undertaken by us to ascertain whether such transactions with affiliates are on terms that are no less favorable to us than are otherwise available from such unaffiliated third parties. If a transaction with an affiliated third party were found to be on terms less favorable to us than with an unaffiliated third party, we would not engage in such transaction.

Item 13. Exhibits.

(a) The following documents are filed as a part of this Report:

     1.   Financial Statements:

          Index to Financial Statements and Schedules

          Report of Independent Registered Public Accounting Firm

          Balance Sheet as of December 31, 2006

          Income Statement - Period from June 20, 2005 (inception) to December 31, 2006

          Statement of Stockholders' Equity - Period from June 20, 2005 (inception) to December 31, 2006

          Statement of Cash Flows - Period from June 20, 2005 (inception) to December 31, 2006

          Notes to Financial Statements

     2.   Financial Statement Schedule(s):

          All schedules are omitted for the reason that the information is included in the financial statements or the notes thereto or that they are not required or are not applicable.

     3.   EXHIBITS:

Exhibit No.   Description
-----------   -----------
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

10.4          Letter Agreement among the Registrant, Rodman & Renshaw, LLC and
              Rudy Wilson.*

10.5          Letter Agreement among the Registrant, Rodman & Renshaw, LLC and
              Asia Development Capital, LLC.*

10.6          Letter Agreement among the Registrant, Rodman & Renshaw, LLC and
              Donald L. Runkle.*

10.7          Letter Agreement among the Registrant, Rodman & Renshaw, LLC and
              David J. Brophy.*

10.8          Letter Agreement among the Registrant, Rodman & Renshaw, LLC and
              Globis Capital Partners, L.P..*

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

10..43        Promissory Note, dated July 18, 2005, issued to William R.
              Herren.*

10.44         Promissory Note, dated July 18, 2005, issued to Rudy Wilson.*

10.45         Promissory Note, dated July 18, 2005, issued to Asia Development
              Capital, LLC.*

10.46         Form of Registration Rights Agreement among the Registrant and the
              Initial Stockholders.*

10.47         Warrant Purchase Agreement between Rodman & Renshaw, LLC and the
              Registrant's officers and directors.*

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

24.1          Power of Attorney. (included on signature page of Form 10-KSB)

31.1 Certification of the Chief Executive Officer, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1          Certification pursuant to Section 906 of the Sarbanes-Oxley Act of
              2002 ( Subsections (a) and (b) of Section 1350, Chapter 63 of
              Title 18, United States Code).

* Incorporated by reference to exhibits of the same number filed with the Registrants' Registration Statement on Form S-1 or amendments thereto (File No. 333-127755)

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES.

Audit Fees

     During the fiscal year ended December 31, 2006, we paid, or expect to pay, our principal accountant approximately $56,000 for the services they performed in connection with our initial public offering, including the financial statements included in the Current Reports on Form 8-K and Form 8-K/A filed with the Securities and Exchange Commission on April 19, 2006, $27,000 in connection with the review of our Quarterly Reports on Form 10-QSB for the quarters ended March 31, 2006, June 30, 2006 and September 30, 2006, and approximately $19,000 in connection with the December 31, 2006 audit and Annual Report on Form 10-KSB.

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

SIGNATURE AND POWER OF ATTORNEY

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

Pursuant to the requirements of Section 13 or 159(d); of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


Date: April 17, 2007                    By: /s/ William R. Herren
                                            ------------------------------------
                                            William R. Herren
                                            Chairman of the Board


Date: April 17, 2007                    By: /s/ Rudy Wilson
                                            ------------------------------------
                                            Rudy Wilson
                                            Chief Executive Officer

Pursuant to the requirements of Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the registrant, in the capacities and on the dates indicated.


Date: April 17, 2007                    By: /s/ William R. Herren
                                            ------------------------------------
                                            William R. Herren
                                            Chairman of the Board


Date: April 17, 2007                    By: /s/ Rudy Wilson
                                            ------------------------------------
                                            Rudy Wilson
                                            Chief Executive Officer


Date: April 17, 2007                    By: /s/ David J. Brophy
                                            ------------------------------------
                                            David J. Brophy
                                            Chief Financial Officer


Date: April 17, 2007                    By: /s/ Chun Y. Hao
                                            ------------------------------------
                                            Chun Y. Hao
                                            President, China Operations


Date: April 17, 2007                    By: /s/ Donald L. Runkle
                                            ------------------------------------
                                            Donald R. Runkle
                                            Director

                     ASIA AUTOMOTIVE ACQUSITION CORPORATION
                    (a corporation in the development stage)

                          Index to Financial Statements

Financial Statements
Report of Independent Registered Public Accounting Firm
Balance Sheet
Statements of Operations
Statement of Stockholders' Equity
Statements of Cash Flows
Notes to Financial Statements

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders
Asia Automotive Acquisition Corporation

We have audited the accompanying balance sheet of Asia Automotive Acquisition Corporation (a corporation in the development stage) (the "Company") as of December 31, 2006 and the related statements of operations, stockholders' equity and cash flows for the year ended December 31, 2006, for the period from June 20, 2005 (date of inception) through December 31, 2005, and the period from June 20, 2005 (date of inception) through December 31, 2006. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2006 and the results of its operations and its cash flows for the year ended December 31, 2006, for the period from June 20, 2005 (date of inception) through December 31, 2005, and for the period from June 20, 2005 (date of inception) through December 31, 2006 in conformity with accounting principles generally accepted in the United States of America.

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


                                        /s/ Rothstein, Kass & Company, P.C.

Roseland, New Jersey
March 2, 2007

                     ASIA AUTOMOTIVE ACQUISITION CORPORATION
                    (a corporation in the development stage)
                                  BALANCE SHEET

                                                                        DECEMBER 31,
                                                                            2006
                                                                        ------------
                                ASSETS

Current assets
   Cash and cash equivalents                                            $   384,162
Other assets
   Cash held in trust account                                            38,726,883
                                                                        -----------
Total assets                                                            $39,111,045
                                                                        ===========
                 LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities
   Accrued expenses                                                     $   111,750
   Accrued taxes payable                                                    458,109
   Warrant liability                                                     11,166,563
   Deferred underwriter's fee                                               966,121
                                                                        -----------
Total current liabilities                                                12,702,543
                                                                        -----------
   Common stock, subject to possible redemption, 1,005,746
      shares at redemption value plus interest income of $170,070
      (net of taxes)                                                      7,649,928

                         STOCKHOLDERS' EQUITY

   Preferred stock, $.001 par value, authorized 1,000,000
      shares; none issued and outstanding Common stock, $.001 par value, authorized 39,000,000 shares; issued  and outstanding
      6,380,250 shares (of which 1,005,746 shares subject to possible
      redemption)                                                             6,380
   Additional paid-in capital                                            22,327,433
   Deficit accumulated during the development stage                      (3,575,239)
                                                                        -----------
   Total stockholders' equity                                            18,758,574
                                                                        -----------
   Total liabilities and stockholders' equity                           $39,111,045
                                                                        ===========

See accompanying notes to financial statements.


                                       F1

                     ASIA AUTOMOTIVE ACQUISITION CORPORATION
                    (a corporation in the development stage)
                            STATEMENTS OF OPERATIONS

                                                                      JUNE 20, 2005       JUNE 20, 2005
                                                    YEAR ENDED        (INCEPTION) TO      (INCEPTION) TO
                                                DECEMBER 31, 2006   DECEMBER 31, 2005   DECEMBER 31, 2006
                                                -----------------   -----------------   -----------------
Interest income                                    $ 1,308,883         $       --          $ 1,308,883
Unrealized loss on warrant liability                (3,783,750)                             (3,783,750)
Formation and operating costs                         (636,637)            (5,626)            (642,263)
                                                   -----------         ----------          -----------
Loss before taxes                                   (3,111,504)            (5,626)          (3,117,130)
Income taxes                                          (458,109)                               (458,109)
                                                   -----------         ----------          -----------
Net loss                                           $(3,569,613)        $   (5,626)         $(3,575,239)
                                                   -----------         ----------          -----------
Interest income attributable to common
   stock subject to possible conversion
   (net of taxes)                                      170,070                                 170,070
                                                   ===========                             ===========
Net loss allocable to common stockholders
   not subject to possible conversion (net of
   taxes)                                          $(3,739,683)        $   (5,626)         $(3,745,309)
                                                   ===========         ==========          ===========
Weighted average shares outstanding
   (basic and diluted)                               4,901,284          1,349,000            3,662,115
                                                   ===========         ==========          ===========
Net loss per common share (basic and diluted)      $      (.73)        $       --          $      (.98)

See accompanying notes to financial statements.


                                       F2

                     ASIA AUTOMOTIVE ACQUISITION CORPORATION
                    (a corporation in the development stage)
                        STATEMENT OF STOCKHOLDERS' EQUITY

                                                                             Deficit
                                                                           accumulated
                                           Common Stock       Additional      during
                                        ------------------     paid in     development
                                          Shares    Amount     capital        stage         Total
                                        ---------   ------   -----------   -----------   -----------
Balances at June 20, 2005
   (date of inception)                         --   $   --   $        --   $        --   $        --
Issuance of common stock to
   existing shareholders                1,349,000    1,349        23,651                      25,000
Net loss                                                                        (5,626)       (5,626)
                                        ---------   ------   -----------   -----------   -----------
Balances at December 31, 2005           1,349,000    1,349        23,651        (5,626)       19,374
                                        ---------   ------   -----------   -----------   -----------
Sale of 5,031,250 units on April 18,
   2006 at a price of $8.00 per unit,
   net of underwriter's discount and
   offering expenses (including
   1,005,746 shares subject to
   possible redemption)                 5,031,250    5,031    37,166,353                  37,171,384
Sale of option on April 18, 2006 at a
   price of $100 for 350,000 units                                   100                         100
Proceeds subject to possible
   conversion of shares, 1,005,746
   shares                                                     (7,479,858)                 (7,479,858)
Warrant liability                                             (7,382,813)                 (7,382,813)
Net loss                                                                    (3,569,613)   (3,569,613)
                                        ---------   ------   -----------   -----------   -----------
Balances at December 31, 2006           6,380,250   $6,380   $22,327,433   $(3,575,239)  $18,758,574
                                        =========   ======   ===========   ===========   ===========

See accompanying notes to financial statements.


                                       F3

                     ASIA AUTOMOTIVE ACQUISITION CORPORATION
                    (a corporation in the development stage)
                            STATEMENTS OF CASH FLOWS

                                                                 JUNE 20, 2005         JUNE 20, 2005
                                                              (DATE OF INCEPTION)   (DATE OF INCEPTION)
                                             YEAR ENDED                TO                    TO
                                          DECEMBER 31, 2006    DECEMBER 31, 2005     DECEMBER 31, 2006
                                          -----------------   -------------------   -------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net loss                                 $ (3,569,613)           $ (5,626)          $ (3,575,239)
   Adjustments to reconcile net loss to
      net cash provided by (used in)
      operating activities:
      Loss from warrant liability              3,783,750                                  3,783,750
      Income taxes payable                       458,109                                    458,109
      Accrued expenses                           111,750                                    111,750
                                            ------------                               ------------
   Net cash provided by (used in)
      operating activities                       783,996              (5,626)               778,370
                                            ------------            --------           ------------
NET CASH USED IN INVESTING ACTIVITIES:
      Cash held in trust account             (38,726,883)                               (38,726,883)
                                            ------------                               ------------
CASH FLOWS FROM FINANCING ACTIVITIES:
   Proceeds from note payable                     20,250              25,000                 45,250
   Proceeds from issuance of common
      stock to existing stockholders                                  25,000                 25,000
   Proceeds from  sale of option to
      to underwriter                                 100                                        100
   Gross proceeds of public offering          40,250,000                                 40,250,000
   Repayment of notes payable to
      stockholders                               (45,250)                                   (45,250)
   Payments of deferred offering costs        (1,912,794)            (29,631)            (1,942,425)
                                            ------------            --------           ------------
   Net cash provided by financing
      activities                              38,312,306              20,369             38,332,675
                                            ------------            --------           ------------
   Net increase in cash and cash
      equivalents                                369,419              14,743
   Cash and cash equivalents,
      beginning of period                         14,743
                                            ------------
   Cash and cash equivalents, end of
      period                                $    384,162            $ 14,743           $    384,162
                                            ------------            --------           ------------
SUPPLEMENTAL DISCLOSURE OF NON-CASH
   FINANCING ACTIVITY:
   Deferred underwriter's fees              $  1,207,500            $     --           $  1,207,500
                                            ------------            --------           ------------
   Accrued offering costs                   $         --            $235,369           $
                                                                    --------

See accompanying notes to financial statements.


                                       F4

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

     The registration statement for the Company's initial public offering (the "Public Offering") was declared effective on April 11, 2006. The Company consummated the Public Offering on April 18, 2006 and received net proceeds of approximately $ 37,171,000. The Company's management has broad discretion with respect to the specific application of the net proceeds of the Public Offering (the "Offering") (as described in Note 3), although substantially all of the net proceeds of the Offering are intended to be generally applied toward consummating a business combination with a target company. As used herein, a "target business" shall include an operating business in the security industry and a "business combination" shall mean the acquisition by the Company of a target business.

     Of the proceeds of the Offering, $37,418,000 (plus interest income) is being held in a trust account ("Trust Account") and invested until the earlier of (i) the consummation of the first business combination or (ii) the distribution of the Trust Account as described below. The amount in the Trust Account include $ 1,207,500 of contingent underwriting compensation, which will be paid to the underwriters if a business combination is consummated, but which will be forfeited in part if public stockholders elect to have their shares redeemed for cash if a business combination is not consummated. Deferred underwriter's fee is reflected on the balance sheet at $966,121, an additional $241,379 is included in common stock, subject to possible conversion, for a total of $1,207,500. The remaining proceeds may be used to pay for business, legal and accounting due diligence on prospective acquisitions and continuing general and administrative expenses.

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

     With respect to the first business combination which is approved and consummated, any holder of shares sold in the Public Offering, other than the Initial Stockholders and their nominees (the "Public Stockholders") who voted against the business combination may demand that the Company redeem his or her shares. The per share redemption price will equal $ 7.44 per share plus interest earned thereon in the Trust Account. Accordingly, Public Stockholders holding 19.99% of the aggregate number of shares sold in this offering and the private placement may seek redemption of their shares in the event of a business combination.

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


                                       F5

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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


                                       F6

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

Recently issued accounting standards:

     On July 13, 2006, FASB released FASB Interpretation No. 48 Accounting for Uncertainty in Income Taxes ("FIN 48"). FIN 48 provides guidance for how uncertain tax positions should be recognized, measured, presented and disclosed in the financial statements. FIN 48 requires the evaluation of tax positions taken in the course of preparing the Company's tax returns to determine whether the tax positions are "more-likely-than-not" of being sustained by the applicable tax authority. Tax benefits of positions nor deemed to meet the more-likely-than-not threshold would be recorded as a tax expense in the current year. Adoption of FIN 48 is required for fiscal years beginning after December 15, 2006 and is to be applied to all open tax years as of the effective date. At this time, management is evaluating the implications of FIN 48 and its impact on the financial statements has not yet been determined.

In addition, in September 2006, the Statement of Financial Accounting Standard No. 157, Fair Value Measurements ("SFAS 157"), was issued and is effective for fiscal years beginning after November 15,2007. SFAS 157 defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. Management is currently evaluating the impact the adoption of SFAS 157 will have on the Company's financial statements and their disclosures and its impact has not yet been determined.

3. THE OFFERING

     On April 18, 2006, the Company sold 5,031,250 units (including the underwriters full exercise of an over allotment option with respect to 656,250 units) to the public at a price of $8.00 per unit. Each unit consists of one share of the Company's common stock, $0.001 par value, and one redeemable common stock purchase warrant ("warrant"). Each warrant entitles the holder to purchase from the Company one share of common stock at an exercise price of $5.00 commencing the later of the completion of a business combination with a target business or April 10, 2007 and expiring April 11, 2012. The warrants are redeemable at a price of $.01 per warrant upon 30 days notice after the warrants become exercisable, only in the event that the last sale price of the common stock is at least $10.00 per share for any 20 trading days within a 30 trading day period ending three business days before we send the notice of redemption.

4. INCOME TAXES

     Income tax expense for the twelve months ended December 31, 2006 was approximately $458,000. The expense is for current federal income taxes. The effective income tax rate was (15%) which differs from the statutory rate of 34% principally due to a permanent difference due to the unrealized loss on the warrant liability.


                                       F7

5. COMMITMENTS AND RELATED PARTY TRANSACTIONS

     The Company presently occupies office space provided by Asia Development Capital LLC ("ADC"), an affiliate and stockholder of the Company. ADC has agreed that, until the Company consummates a business combination, it will make such office space, as well as certain office and secretarial services, available to the Company, as may be required by the Company from time to time. The Company has agreed to pay such affiliate $7,500 per month for such services commencing on the effective date of the Offering, April 18, 2006.

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


                                       F8

     Pursuant to letter agreements with the Company and the Representative, the Initial Stockholders have waived their right to receive distributions with respect to their founding shares upon the Company's liquidation.

     Certain of the Company's officers, directors, or their designees have agreed with the Representative that upon consummation of the Offering and during the 45 trading day period commencing on the later of the date that the securities comprising the units begin separate trading or 60 days following the consummation of the Offering, that they will purchase up to 320,000 warrants in the public marketplace at prices not to exceed $1.40 per Warrant. As of December 31, 2006, William R. Herren, Mr. Rudy Wilson, Chun Hao and Asia Development Capital held 290,000 warrants to purchase the Company's securities.

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

     Rodman & Renshaw has entered into a letter agreement with us pursuant to which it agreed to purchase up to 125,000 warrants in the public marketplace at prices not to exceed $1.40 per warrant during the 45 trading day period commencing on the later of the date separate trading of the warrants has commenced or 60 days following the consummation of this offering.

     Chardan Capital Markets has entered into a letter agreement with us pursuant to which it agreed to purchase up to 125,000 warrants in the public marketplace at prices not to exceed $1.40 per warrant during the 45 trading day period commencing on the later of the date separate trading of the warrants has commenced or 60 days following the consummation of this offering.

     On February 8, 2006, five stockholders entered into five separate letter agreements with the representatives of the underwriters pursuant to which they agreed to purchase in aggregate up to $2,000,000 in warrants at prices not to exceed $1.40 per warrant during the 45 day trading period commencing on the later of the date separate trading of the Warrants has commenced or 60 calendar days following the consummation of the Offering. These entities have agreed that any warrants purchased by them pursuant to this agreement will not be sold or transferred until after a completed business combination. As of December 31, 2006, these five stockholders held 20,000 warrants to purchase the Company's securities.

6. PREFERRED STOCK

     The Company is authorized to issue 1,000,000 shares of preferred stock with such designations, voting and other rights and preferences as may be determined from time to time by the Board of Directors.


                                       F9