Form 10QSB
period 2007-03-31
Asia Automotive Acquisition Corp.
filed 2007-05-16
CIK 1332552

<SEQUENCE>2
<FILENAME>

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
FORM 10-QSB



QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15&#40d&#41 OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2007
Or

TRANSITION REPORT PURSUANT TO SECTION 13 OR 15&#40d&#41 OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number: 333-127755


ASIA AUTOMOTIVE ACQUISITION CORPORATION


Delaware
&#40State or other jurisdiction of incorporation or organization&#41

20 -3022522
&#40I.R.S. Employer Identification No.&#41

401 South Old Woodward, Suite 450 Birmingham, Michigan
&#40Address of principal executive offices&#41

48009
&#40Zip Code&#41

&#40248&#41 593-8330
Registrant&#39s telephone number, including area code


Indicate by check mark whether the registrant &#401&#41 has filed all reports required to be filed by Section 13 or 15&#40d&#41 of the Securities Exchange Act of 1934 during the preceding 12 months, and &#402&#41 has been subject to such filing requirements for the past 90 days. Yes ??No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of &#34accelerated filer and large accelerated filer&#34 in Rule 12b-2 of the Exchange Act. &#40Check one&#41:
Large accelerated filer ?Accelerated filer ?Non-accelerated filer ?

Indicate by check mark whether the registrant is a shell company &#40as defined in Rule 12b-2 of the Exchange Act&#41.
Yes ??No


As of March 31, 2007, 6,031,250 shares of the registrant&#39s common stock, par value &#360.001 per share, were outstanding.









ASIA AUTOMOTIVE ACQUSITION CORPORATION
Table of Contents

PART I - FINANCIAL INFORMATION

Item 1.      Condensed Financial Statements
                 Condensed Balance Sheet
                 Condensed Statements of Operations
                 Condensed Statements of Cash Flows
                 Notes to Condensed Financial Statements
Item 2 Management &#39s Discussion and Analysis of Financial Condition and Results of Operations
Item 3.      Controls and Procedures


PART II  OTHER INFORMATION


Item 1.     Legal Proceedings
Item 2.     Unregistered Sales of Equity Securities and Use of Proceeds
Item 3.     Defaults Upon Senior Securities
Item 4.     Submission of Matters to a Vote of Security Holders
Item 5.     Other Information
Item 6.     Exhibits
SIGNATURES



Item 1. Financial Statements.

Asia Automotive Acquisition Corporation
&#40a corporation in the development stage&#41
CONDENSED BALANCE SHEET
					March 31, 2007 		December 31, 2006
					&#40unaudited&#41		&#40audited&#41
ASSETS
Current assets
Cash and cash equivalents			806,848			384,162

Other assets
Deferred income taxes			282,785
Cash held in trust account			38,668,941		38,726,883

Total assets				39,758,574		39,111,045

LIABILITIES AND STOCKHOLDERS&#39
EQUITY

Current liabilities
Accrued expenses				365,462			111,750
Accrued taxes payable			626,990			458,109
Warrant liability				10,476,485		11,166,563
Deferred underwriter&#39s fee		966,121			966,121

Total current liabilities			12,435,058		12,702,543

Common stock, subject to possible 		7,711,070			7,649,928
redemption, 1,005,746 shares at
redemption value plus interest
income&#40net of taxes&#41 of
&#36231,212 and &#36170,070,
Respectively

STOCKHOLDERS&#39 EQUITY

Preferred stock, &#36.001 par
value, authorized 1,000,000
shares; none issued and
outstanding

Common stock, &#36.001 par 			6,380			6,380
value, authorized 39,000,000
shares; issued and outstanding
6,380,250 shares &#40of which
1,005,746 shares subject to
possible redemption&#41

Additional paid-in capital			22,327,433		22,327,433

Deficit accumulated during the 		-2,721,367		-3,575,239
development stage

Total stockholders&#39 equity		19,612,446		18,758,574

Total liabilities and 			39,758,574		39,111,045
stockholders&#39 equity

See notes to financial statements.

1



Asia Automotive Acquisition Corporation
&#40a corporation in the development stage&#41
CONDENSED STATEMENTS OF OPERATIONS

Three Months Three Months June 20, 2005

			Ended 			Ended			&#40inception&#41
									to
			March 31, 2007 		March 31, 2006 		March 31, 2007
			&#40unaudited&#41		&#40unaudited&#41		&#40unaudited&#41
Interest 			470,559						1,779,442
income, net

Gain &#40loss		690,078						-3,093,672
&#41 on warrant
Liability

Formation and 		-359,527			-178			-831,720
operating costs

Income 			801,110			-178			2,145,950
&#40loss&#41
before taxes

Income taxes		-113,904						-344,205
benefit
&#40 expense
&#41

Net income 		915,014			-178			-2,490,155
&#40loss&#41

Interest 			61,142						231,212
income
attributable
to common stock
subject to
possible
conversion
&#40net of
taxes&#41

Net income 		853,872						-2,721,367
&#40loss&#41
allocable to
common
stockholders
not subject
to possible
conversion
&#40net of
taxes&#41

Weighted
average shares
outstanding:

Basic			6,380,250			6,380,250			4,039,052
Diluted			8,130,428			6,380,250			4,039,052

Net income 		.14						-.62
&#40loss&#41
per share,
basic

Net income 		.11						-.62
&#40loss&#41
per share,
diluted

See notes to financial statements.

2



Asia Automotive Acquisition Corporation
&#40a corporation in the development stage&#41

CONDENSED STATEMENTS OF CASH FLOWS
				Three Months 		Three Months 	June 20, 2005
				Ended 			Ended		&#40Date of
									Inception&#41
									to
				March 31, 2007 		March 31, 2006 	March 31, 2007
				&#40unaudited&#41		&#40unaudited	&#41&#40unaudited&#41

Cash flows from
operating activities:

Net income 			915,014			-178		-2,490,155
&#40loss&#41

Adjustments to
reconcile net
income &#40loss&#41
to net cash provided
by &#40used in&#41
operations:

Deferred tax benefit		-282,785					-282,785

Warrant liability			-690,078					3,093,672

Income taxes 			168,881					626,990
Payable

Accrued expenses			253,712					365,462

Net cash provided 			364,744			-178		1,313,184
by &#40used in&#41
operating activities

Net cash provided
by &#40used in&#41
investing
activities:

Cash held in 			57,942					-38,668,941
trust account

Cash flows from
financing activities:

Proceeds from 						20,250		45,250
note payable
Proceeds from 								25,000
issuance of common
stock to existing
stockholders&#39

Proceeds from sale 							100
of option to the
Underwriter

Gross proceeds of 								40,250,000
public offering

Repayment of notes 							-45,250
payable to
Stockholders

Payments of 						-30,063		-2,112,495
deferred offering
costs

Net cash provided 						-9,813		38,162,605
by &#40used in&#41
financing
Activities

Net increase 			422,686			-9,991		806,848
&#40decrease&#41
in cash and cash
Equivalents

Cash and cash 			384,162			14,743
equivalents,
beginning of
Period

Cash and cash 			806,848			4,752		806,848
equivalents,
end of period

Supplemental
disclosure of
non-cash
financing
activity:
Deferred 							168,000		1,207,500
underwriter&#39s
fees

Increase in common			61,142					231,212
stock subject to
conversion

See notes to financial statements.

3



Asia Automotive Acquisition Corporation
&#40a corporation in the development stage&#41

Notes to Condensed Financial Statements
&#40Unaudited&#41


1. BASIS OF PRESENTATION
The accompanying unaudited condensed financial statements have been prepared by the Company and reflect all adjustments, consisting only of normal recurring adjustments, which are, in the opinion of management, necessary for a fair presentation of the financial position as of March 31, 2007 and the financial results for the three months ended March 31, 2007, in accordance with accounting principles generally accepted in the United
States of America for interim financial statements and pursuant to Form 10-QSB and Regulation SB.

Certain financial information and footnote disclosure normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations. The results of operations for the three months ended March 31, 2007 are not necessarily indicative of the results of operations to be expected for a full fiscal year. These interim condensed financial statements should be read in conjunction with the financial statements for the fiscal year end December 31, 2006, which are included in the Company&#39s annual 10-KSB as filed with the Securities and Exchange Commission.


2. ORGANIZATION AND BUSINESS OPERATIONS

Asia Automotive Acquisition Corporation &#40the
&#34Company&#34&#41 was incorporated in Delaware on June
20, 2005 as a blank check company formed to acquire, through merger, capital stock exchange, asset acquisition or other similar business combination, a business in the automotive supplier industry. The Company has neither engaged in any operations nor generated revenues to date.
The Company is considered to be in the development stage and is subject to the risks associated with activities of development stage companies. The Company has elected
December 31st as its fiscal year end.

The registration statement for the Company&#39s initial public offering &#40the &#34Public Offering&#34&#41 was declared effective on April 11, 2006. The Company consummated the Public Offering on April 18, 2006 and received net proceeds of approximately &#36 37,171,000. The
Company&#39s management has broad discretion with respect to the specific application of the net proceeds of the Public Offering &#40the &#34Offering&#34&#41 &#40as described in Note 3&#41, although substantially all of the net proceeds of the Offering are intended to be generally applied toward consummating a business combination with a target company. As used herein, a &#34target business&#34 shall include an operating business in the security industry and a &#34business combination&#34 shall mean the acquisition by the Company of a target business.

Of the proceeds of the Offering, &#3637,418,000 &#40plus interest income&#41 is being held in a trust account
&#40&#34Trust Account&#34&#41 and invested until the earlier of &#40i&#41 the consummation of the first business combination or &#40ii&#41 the distribution of the Trust
Account as described below. The amount in the Trust Account include &#36 1,207,500 of contingent underwriting compensation, which will be paid to the underwriters if a business combination is consummated, but which will be forfeited in part if public stockholders elect to have their shares redeemed for cash if a business combination is not consummated. Deferred underwriter&#39s fee is reflected on the balance sheet at &#36966,121, an additional
&#36241,379 is included in common stock, subject to possible conversion, for a total of &#361,207,500. The remaining proceeds may be used to pay for business, legal and accounting due diligence on prospective acquisitions and continuing general and administrative expenses.



2. ORGANIZATION AND BUSINESS OPERATIONS &#40CONTINUED&#41

The Company, after signing a definitive agreement for the acquisition of a target business, will submit such transaction for stockholder approval. In the event that public stockholders owning a majority of the outstanding stock sold in the Offerings vote against the business combination and elect to have the Company redeem their shares for cash, including all of the officers and directors of the Company &#40&#34Initial
Stockholders&#34&#41, have agreed to vote their 1,349,000 founding shares of common stock in accordance with the vote of the majority in interest of all other stockholders of the Company with respect to any business combination and to vote any shares they acquire in the aftermarket in favor of the business combination. After consummation of the Company&#39s first business combination, all of these voting safeguards will no longer be applicable.

With respect to the first business combination which is approved and consummated, any holder of shares sold in the Public Offering, other than the Initial Stockholders and their nominees &#40the &#34Public Stockholders&#34&#41 who voted against the business combination may demand that the Company redeem his or her shares. The per share redemption price will equal &#36 7.44 per share plus interest earned thereon in the Trust Account. Accordingly, Public
Stockholders holding 19.99&#37 of the aggregate number of shares sold in this offering and the private placement may seek redemption of their shares in the event of a business combination.

The Company&#39s Certificate of Incorporation provides for mandatory liquidation of the Company, without stockholder approval, in the event that the Company does not consummate a business combination within 18 months from the date of consummation of the Public Offering, or 24 months from the consummation of the Public Offering if certain extension criteria have been satisfied. The Initial Stockholders have waived their right to liquidation distributions with respect to the shares of common stock included in such units. Accordingly, in the event of such liquidation, the amount in the Trust Account will be distributed to the holders of the shares sold in the Public Offering.


3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Common stock:

On January 23, 2006, the Company effected a stock split in the form of a dividend of .233 shares of common stock for each outstanding share of common stock. All references in the accompanying financial statements to the number of shares of common stock and loss per share have been retroactively restated to reflect these transactions.

Warrant liability:

The Company has outstanding warrants, which provides for the Company to register the shares underlying the warrants and is silent as to the penalty to be incurred in the absence of the Company&#39s ability to deliver registered shares to the warrant holders upon warrant exercise. Under
EITF No. 00-19 &#34Accounting for Derivative Financial
Instruments Indexed to, and Potentially Settled in, a Company&#39s Own Stock&#34 &#40&#34EITF No. 00-19&#34&#41,
registration of the common stock underlying the Company&#39s warrants is not within the Company&#39s control. As a result, the company must assume that it could be required to settle the warrants on a net-cash basis, thereby necessitating the treatment of the potential settlement obligation as a liability. Further EITF No. 00-
19, requires the Company to record the potential settlement liability at each reporting date using the current estimated fair value of the warrants, with any changes being recorded through the Company&#39s statement of operations. The potential settlement obligation related to the warrants will continue to be reported as a liability until such time that the warrants are exercised, expire, or the Company is otherwise able to modify the registration requirements in the warrant agreement to remove the provisions which require this treatment. The fair value of the warrant liability is determined using the trading value of the warrants.


3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
&#40CONTINUED&#41

Income &#40loss&#41 per common share:

Income &#40loss&#41 per common share is based on the weighted average number of common shares outstanding. The
Company complies with SFAS No. 128, &#34Earnings Per
Share.&#34 SFAS No. 128 requires dual presentation of basic and diluted income per share for all periods presented. Basic loss per share excludes dilution and is computed by dividing income available to common stockholders by the weighted average number of common shares outstanding for the period. Diluted loss per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then share in the income of the Company.

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

Income taxes:

The Company complies with the Financial Accounting
Standards Board &#40&#34FASB&#34&#41 SFAS 109,
&#34Accounting for Income Taxes,&#34 which requires an asset and liability approach to financial accounting and reporting for income taxes. Deferred income tax assets and liabilities are computed for differences between the financial statement and tax bases of assets and liabilities that will result in future taxable or deductible amounts, based on enacted tax laws and rates applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized.

Effective January 1, 2007, the Company adopted the provisions of the Financial Accounting Standards Board
&#40&#34FASB&#34&#41 Interpretation No. 48, &#34Accounting for Uncertainty in Income Taxes - an interpretation of FASB
Statement No. 109&#34 &#40&#34FIN 48&#34&#41. There were no
unrecognized tax benefits as of January 1, 2007 and as of March 31, 2007. FIN 48 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. No amounts were accrued for the payment of interest and penalties at January 1, 2007. There was no change to this balance at March 31, 2007. Management is currently unaware of any issues under review that could result in significant payments, accruals or material deviations from its position. The adoption of the provisions of FIN 48 did not have a material impact on the Company&#39s financial position, results of operations and cash flows.

Cash and cash equivalents:

The Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents.

Recently issued accounting standards:

In September 2006, the Statement of Financial Accounting
Standard No. 157, Fair Value Measurements &#40&#34SFAS
157&#34&#41, was issued and is effective for fiscal years beginning after November 15, 2007. SFAS 157 defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements.
Management is currently evaluating the impact the adoption of SFAS 157 will have on the Company&#39s financial statements and their disclosures and its impact has not yet been determined.

4. THE OFFERING

On April 18, 2006, the Company sold 5,031,250 units
&#40including the underwriters full exercise of an over allotment option with respect to 656,250 units&#41 to the public at a price of &#368.00 per unit. Each unit consists of one share of the Company&#39s common stock, &#360.001 par value, and one redeemable common stock purchase warrant
&#40&#34warrant&#34&#41. Each warrant entitles the holder to purchase from the Company one share of common stock at an exercise price of &#365.00 commencing the later of the completion of a business combination with a target business or April 10, 2007 and expiring April 11, 2012. The warrants are redeemable at a price of &#36.01 per warrant upon 30 days notice after the warrants become exercisable, only in the event that the last sale price of the common stock is at least &#3610.00 per share for any 20 trading days within a 30 trading day period ending three business days before we send the notice of redemption.


5. INCOME TAXES

Income tax expense for the three months ended March 31, 2007 was approximately &#36129,000. The expense is for current federal income taxes. The effective income tax rate was 16&#37 which differs from the statutory rate of 34&#37 principally due to a permanent difference due to the unrealized loss on the warrant liability.


6. COMMITMENTS AND RELATED PARTY TRANSACTIONS

The Company presently occupies office space provided by Asia Development Capital LLC &#40&#34ADC&#34&#41, an affiliate and stockholder of the Company. ADC has agreed that, until the Company consummates a business combination, it will make such office space, as well as certain office and secretarial services, available to the Company, as may be required by the Company from time to time. The Company has agreed to pay such affiliate &#367,500 per month for such services commencing on the effective date of the Offering, April 18, 2006.

The Company has engaged Rodman & Renshaw, the representative of the underwriters, on a non-exclusive basis, as the Company&#39s agent for the solicitation of the exercise of the warrants. To the extent not inconsistent with the guidelines of the NASD and the rules and regulations of the SEC, the Company has agreed to pay the representative for bona fide services rendered a commission equal to 2.5&#37 of the exercise price for each warrant exercised more than one year after the date of the prospectus if the exercise was solicited by the underwriters. In addition to soliciting, either orally or in writing, the exercise of the warrants, the representative&#39s services may also include disseminating information, either orally or in writing, to warrant holders about the Company or the market for our securities, and assisting in the processing of the exercise of the warrants. No compensation will be paid to the representative upon the exercise of the warrants if:

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

The Company has sold to Rodman & Renshaw, LLC &#40the
&#34Representative&#34 of the underwriters&#41, for
&#36100, as additional compensation, an option to purchase up to a total of 350,000 units at a per-unit price of &#3610.00. The units issuable upon exercise of this option are also identical to those offered by the Offering except that the warrants included in the option have an exercise price of &#366.65 &#40133&#37 of the exercise price of the warrants included in the units sold in the offering.&#41
The Company will pay the underwriters in the Offering an underwriting discount of 7&#37 of the gross proceeds of this Offering &#40of which 3&#37 is deferred until the consummation of a business combination&#41.

6. COMMITMENTS AND RELATED PARTY TRANSACTIONS
&#40CONTINUED&#41

The sale of the option will be accounted for as an equity transaction. Accordingly, there will be no net impact on the Company&#39s financial position or results of operations, except for the recording of the &#36100 proceeds from the sale. The Company has determined, based upon a Black-Scholes model, that the fair value of the option on the date of sale would be approximately &#363.10 per unit, or &#361,086,001 total, using an expected life of five years, volatility of 45.47&#37 and a risk-free interest rate of 4.39&#37.

The volatility calculation of 45.47&#37 is based on the 365-day average volatility of a representative sample of ten &#4010&#41 companies with market capitalizations under &#36500 million that management believes to be engaged in the business of auto component parts &#40the &#34Sample
Companies&#34&#41. Because the Company does not have a trading history, the Company needed to estimate the potential volatility of its common stock price, which will depend on a number of factors which cannot be ascertained at this time. The Company referred to the 365-day average volatility of the Sample Companies because management believes that the average volatility of such companies is a reasonable benchmark to use in estimating the expected volatility of the Company&#39s common stock post-business combination. Although an expected life of five years was taken into account for purposes of assigning a fair value to the option, if the Company does not consummate a business combination within the prescribed time period and liquidates, the option would become worthless.

Pursuant to letter agreements with the Company and the Representative, the Initial Stockholders have waived their right to receive distributions with respect to their founding shares upon the Company&#39s liquidation.

Certain of the Company&#39s officers, directors, or their designees have agreed with the Representative that upon consummation of the Offering and during the 45 trading day period commencing on the later of the date that the securities comprising the units begin separate trading or 60 days following the consummation of the Offering, that they will purchase up to 320,000 warrants in the public marketplace at prices not to exceed &#361.40 per Warrant.
As of March 31, 2007, William R Herren, Mr. Rudy Wilson,
Chun Hao and Asia Development Capital held 290,000 warrants to purchase the Company&#39s securities.

The Initial Stockholders will be entitled to registration rights with respect to their founding shares pursuant to an agreement to be signed prior to or on the effective date of the Offering. The holders of the majority of these shares are entitled to make up to two demands that the Company register these shares at any time commencing three months prior to the third anniversary of the effective date of the Offering. In addition, the Initial Stockholders have certain &#34piggy-back&#34 registration rights on registration statements filed subsequent to the third anniversary of the effective date of the Offering.

Rodman & Renshaw has entered into a letter agreement with us pursuant to which it agreed to purchase up to 125,000 warrants in the public marketplace at prices not to exceed
&#361.40 per warrant during the 45 trading day period commencing on the later of the date separate trading of the warrants has commenced or 60 days following the consummation of this offering.

Chardan Capital Markets has entered into a letter agreement with us pursuant to which it agreed to purchase up to 125,000 warrants in the public marketplace at prices not to exceed &#361.40 per warrant during the 45 trading day period commencing on the later of the date separate trading of the warrants has commenced or 60 days following the consummation of this offering.

On February 8, 2006, five stockholders entered into five separate letter agreements with the representatives of the underwriters pursuant to which they agreed to purchase in aggregate up to &#362,000,000 in warrants at prices not to exceed &#361.40 per warrant during the 45 day trading period commencing on the later of the date separate trading of the Warrants has commenced or 60 calendar days following the consummation of the Offering. These entities have agreed that any warrants purchased by them pursuant to this agreement will not be sold or transferred until after a completed business combination. As of March 31, 2007, these five stockholders held 20,000 warrants to purchase the Company&#39s securities.

7. PREFERRED STOCK

The Company is authorized to issue 1,000,000 shares of preferred stock with such designations, voting and other rights and preferences as may be determined from time to time by the Board of Directors.


Item  2. MANAGEMENT&#39S DISCUSSION AND ANALYSIS OR PLAN OF
OPERATION

This Quarterly Report on Form 10-QSB includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. We have based these forward-looking statements on our current expectations and projections about future events. These forward-looking statements are subject to known and unknown risks,uncertainties and assumptions about us that may cause our actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by such forward-looking statements.
In some cases, you can identify forward-looking statements by terminology such as &#34may,&#34 &#34should,&#34
&#34could,&#34 &#34would,&#34&#34expect,&#34 &#34plan,&#34
&#34anticipate,&#34 &#34believe,&#34 &#34estimate,&#34
&#34continue,&#34 or the negative of such terms or other similar expressions. Factors that might cause or contribute to such a discrepancy include, but are not limited to, those described in our other Securities and Exchange
Commission filings. The following discussion should be read in conjunction with our Financial Statements and related
Notes thereto included elsewhere in this report.

We were formed on June 20, 2005, to serve as a vehicle to effect a merger, capital stock exchange, asset acquisition or other similar business combination with an operating business. Our initial business combination must be with a target business or businesses whose fair market value is at least equal to 80&#37 of net assets at the time of such acquisition. We intend to utilize cash derived from the proceeds of our recently completed public offering, our capital stock, debt or a combination of cash, capital stock and debt, in effecting a business combination.

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

Most of the activity from June 20, 2005 &#40inception&#41 to March 31, 2007 relates to the Company&#39s formation and public offering described below.

Three Months Ended March 31, 2007

For the three months ended March 31, 2007, we had net income of approximately &#36672,000 consisting of interest income of &#36471,000, a gain on warrant liability of approximately &#36691,000 and formational operating costs of &#36360,000. Interest income is derived primarily from investment of our cash balances held in trust, which aggregated approximately &#3638,669,000 at March 31, 2007.
The cash balance held in trust is invested primarily in treasury bills.

Three Months Ended March 31, 2006

For the three months ended March 31, 2006, we had net loss of approximately &#36200 consisting of formation and operating costs prior to our initial public offering.

LIQUIDITY AND CAPITAL RESOURCES

On April 19, 2006, we consummated our initial public offering of 5,031,250 units including an additional 656,250 units that were subject to the underwriters&#39 over-allotment option. Each unit consists of one share of common stock and one redeemable common stock purchase warrant.
Each warrant entitles the holder to purchase from us one share of our common stock at an exercise price of &#365.00.

Of the proceeds of the Offering, &#3637,418,000 &#40plus interest expense&#41 is being held in a trust account
&#40&#34Trust Account&#34&#41 and invested until the earlier of &#40i&#41 the consummation of the first business combination or &#40ii&#41 the distribution of the Trust
Account as described below. The amount in the Trust Account includes &#361,207,500 of contingent underwriting compensation, which will be paid to the underwriters if a business combination is consummated, but which will be forfeited in part if public stockholders elect to have their shares redeemed for cash if a business combination is not consummated. Deferred underwriter&#39s fee is reflected on the balance sheet at &#36966,121, an additional
&#36241,379 is included in common stock, subject to possible conversion, for a total of &#361,207,500. The remaining proceeds may be used to pay for business, legal and accounting due diligence on prospective acquisitions and continuing general and administrative expenses.

We pay Asia Development Capital LLC., an affiliate, an aggregate fee of &#367,500 per month which includes the cost of the office space and the cost of other general and administrative services provided to us by such affiliate.


Item 3. CONTROLS AND PROCEDURES

There has not been any change in our internal control over financial reporting in connection with the evaluation required by Rule 13a-15&#40d&#41 under the Exchange Act that occurred during the quarter ended March 31, 2007, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.


PART II  OTHER INFORMATION

Item 1. LEGAL PROCEEDINGS

There are no material legal proceedings pending against us.

Item 2 DEFAULTS UPON SENIOR SECURITIES

Not Applicable

Item 3. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF
PROCEEDS

Not Applicable

Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Not Applicable.

Item 5. OTHER INFORMATION

Not Applicable.

Item 6. EXHIBITS


Exhibit No. 	Description of Exhibits

31.1     Section 302 Certification of Principal Executive
Officer
32.1     Section 906 Certification



SIGNATURES

Pursuant to the requirements of Section 13 or 15&#40d&#41 of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: May 15, 2007

By: /s/William R. Herren
       William R. Herren
       Chairman
&#40Principal Executive Officer&#41

By: /s/Rudy Wilson
       Rudy Wilson
       Chief Executive Officer
&#40Principal Executive Officer&#41

By: /s/David J. Brophy
       David J. Brophy
       Chief Financial Officer
&#40Principal Financial and Accounting Officer&#41

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

4. The registrant&#39s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures &#40as defined in Exchange Act
Rules 13a-15&#40e&#41 and 15d-15&#40e&#41&#41 for the
registrant and we have:

a&#41 designed such disclosure controls and procedures, or caused suchdisclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

b&#41 evaluated the effectiveness of the registrant&#39s disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

c&#41 disclosed in this report any change in the registrant&#39s internal control over financial reporting that occurred during the registrant&#39s most recent fiscal quarter &#40the registrant&#39s fourth fiscal quarter in the case of an annual report&#41 that has materially affected, or is reasonably likely to materially affect, the registrant&#39s internal control overbfinancial reporting;
and

5. The registrant&#39s other certifying officers and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant&#39s auditors and the audit committee of the registrant&#39s board of directors &#40or persons performing the equivalent functions&#41:

a&#41 all significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant&#39s ability to record, process, summarize and report financial information; and

b&#41 any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant&#39s internal control over financial reporting.

Dated: May 15, 2007                                   /s/
William R. Herren

William R. Herren

Chairman of the Board




Exhibit 32.1   CERTIFICATION

Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
&#40Subsections &#40a&#41 and &#40b&#41 of Section 1350,
Chapter 63 of Title 18, United States Code&#41

Pursuant to section 906 of the Sarbanes-Oxley Act of 2002
&#40subsections &#40a&#41 and &#40b&#41 of section 1350, chapter 63 of title 18, United States Code&#41, each of the undersigned officers of Asia Automotive Acquisition
Corporation, a Delaware corporation &#40the
&#34Company&#34&#41, does hereby certify, to such officer&#39s knowledge, that:

The Quarterly Report on Form 10-QSB for the quarter ended
March 31, 2007 &#40the &#34Form 10-QSB&#34&#41 of the
Company fully complies with the requirements of section
13&#40a&#41 or 15&#40d&#41 of the Securities Exchange Act of 1934, and information contained in the Form 10-QSB fairly presents, in all material aspects, the financial condition and results of operations of the Company.

Dated: May 15, 2007
      /s/William R. Herren
         William R. Herren
         Chairman of the Board

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


- 10 -