Form 10QSB/A
period 2007-03-31
Asia Automotive Acquisition Corp.
filed 2007-05-16
CIK 1332552

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
FORM 10-QSB



QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2007
Or

TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number: 333-127755


ASIA AUTOMOTIVE ACQUISITION CORPORATION


Delaware
(State or other jurisdiction of incorporation or organization)

20 -3022522
(I.R.S. Employer Identification No.)

199 Pierce Street, Suite 202 Birmingham, Michigan
(Address of principal executive offices)

48009
(Zip Code)

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


As of March 31, 2007, 6,031,250 shares of the registrant's common stock, par value $0.001 per share, were outstanding.









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

SIGNATURES



Item 1. Financial Statements.

Asia Automotive Acquisition Corporation
(a corporation in the development stage)
CONDENSED BALANCE SHEET
                                        March 31, 2007          December 31, 2006
                                        (unaudited)             (audited)
ASSETS
Current assets
Cash and cash equivalents                  806,848                 384,162

Other assets
Deferred income taxes                      282,785
Cash held in trust account              38,668,941              38,726,883

Total assets                            39,758,574              39,111,045

LIABILITIES AND STOCKHOLDERS'
EQUITY

Current liabilities
Accrued expenses                           365,462                 111,750
Accrued taxes payable                      626,990                 458,109
Warrant liability                       10,476,485              11,166,563
Deferred underwriter's fee                 966,121                 966,121

Total current liabilities               12,435,058              12,702,543

Common stock, subject to possible        7,711,070               7,649,928
redemption, 1,005,746 shares at
redemption value plus interest
income(net of taxes) of
$231,212 and $170,070,
Respectively

STOCKHOLDERS' EQUITY

Preferred stock, $.001 par
value, authorized 1,000,000
shares; none issued and
outstanding

Common stock, $.001 par                      6,380                   6,380
value, authorized 39,000,000
shares; issued and outstanding
6,380,250 shares (of which
1,005,746 shares subject to
possible redemption)

Additional paid-in capital               22,327,433              22,327,433

Deficit accumulated during the           (2,721,367)             (3,575,239)
development stage

Total stockholders' equity               19,612,446              18,758,574

Total liabilities and                    39,758,574              39,111,045
stockholders' equity

See notes to financial statements.

1



Asia Automotive Acquisition Corporation
(a corporation in the development stage)
CONDENSED STATEMENTS OF OPERATIONS

Three Months Three Months June 20, 2005

                        Ended               Ended              (inception)
                                                               to
                        March 31, 2007      March 31, 2006     March 31, 2007
                        (unaudited)         (unaudited)        (unaudited)
Interest                470,559                                 1,779,442
income, net

Gain (loss              690,078                                (3,093,672)
) on warrant
Liability

Formation and          (359,527)                  (178)          (831,720)
operating costs

Income                  801,110                   (178)          2,145,950
(loss)
before taxes

Income taxes           (113,904)                                  (344,205)
benefit
( expense
)

Net income              915,014                   (178)         (2,490,155)
(loss)

Interest                 61,142                                    231,212
income
attributable
to common stock
subject to
possible
conversion
(net of
taxes)

Net income              853,872                                 (2,721,367)
(loss)
allocable to
common
stockholders
not subject
to possible
conversion
(net of
taxes)

Weighted
average shares
outstanding:

Basic                  6,380,250               6,380,250          4,039,052
Diluted                8,130,428               6,380,250          4,039,052

Net income                   .14                                       -.62
(loss)
per share,
basic

Net income                   .11                                       -.62
(loss)
per share,
diluted

See notes to financial statements.

2



Asia Automotive Acquisition Corporation
(a corporation in the development stage)

CONDENSED STATEMENTS OF CASH FLOWS
                             Three Months     Three Months     June 20, 2005
                             Ended            Ended            (Date of Inception)
                                                               to
                             March 31, 2007   March 31, 2006   March 31, 2007
                             (unaudited)      (unaudited)      (unaudited)

Cash flows from
operating activities:

Net income                     915,014             (178)        (2,490,155)
(loss)

Adjustments to
reconcile net
income (loss)
to net cash provided
by (used in)
operations:

Deferred tax benefit          (282,785)                           (282,785)

Warrant liability             (690,078)                           3,093,672

Income taxes                   168,881                              626,990
Payable

Accrued expenses               253,712                              365,462

Net cash provided              364,744              (178)         1,313,184
by (used in)
operating activities

Net cash provided
by (used in)
investing
activities:

Cash held in                    57,942                          (38,668,941)
trust account

Cash flows from
financing activities:

Proceeds from                                      20,250            45,250
note payable
Proceeds from                                                        25,000
issuance of common
stock to existing
stockholders'

Proceeds from sale                                                      100
of option to the
Underwriter

Gross proceeds of                                                40,250,000
public offering

Repayment of notes                                                  (45,250)
payable to
Stockholders

Payments of                                        30,063        (2,112,495)
deferred offering
costs

Net cash provided                                  (9,813)       38,162,605
by (used in)
financing
Activities

Net increase                   422,686             (9,991)          806,848
(decrease)
in cash and cash
Equivalents

Cash and cash                  384,162              14,743
equivalents,
beginning of
Period

Cash and cash                  806,848               4,752          806,848
equivalents,
end of period

Supplemental
disclosure of
non-cash
financing
activity:
Deferred                                           168,000        1,207,500
underwriter's
fees

Increase in common               61,142                             231,212
stock subject to
conversion

See notes to financial statements.

3



Asia Automotive Acquisition Corporation
(a corporation in the development stage)

Notes to Condensed Financial Statements
(Unaudited)


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

Certain financial information and footnote disclosure normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations. The results of operations for the three months ended March 31, 2007 are not necessarily indicative of the results of operations to be expected for a full fiscal year. These interim condensed financial statements should be read in conjunction with the financial statements for the fiscal year end December 31, 2006, which are included in the Company's annual 10-KSB as filed with the Securities and Exchange Commission.


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



2. ORGANIZATION AND BUSINESS OPERATIONS (CONTINUED)

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


3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
(CONTINUED)

Income (loss) per common share:

Income (loss) per common share is based on the weighted average number of common shares outstanding. The
Company complies with SFAS No. 128, "Earnings Per
Share." SFAS No. 128 requires dual presentation of basic and diluted income per share for all periods presented. Basic loss per share excludes dilution and is computed by dividing income available to common stockholders by the weighted average number of common shares outstanding for the period. Diluted loss per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then share in the income of the Company.

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

Effective January 1, 2007, the Company adopted the provisions of the Financial Accounting Standards Board
("FASB") Interpretation No. 48, "Accounting for Uncertainty in Income Taxes - an interpretation of FASB
Statement No. 109" ("FIN 48"). There were no unrecognized tax benefits as of January 1, 2007 and as of March 31, 2007. FIN 48 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. No amounts were accrued for the payment of interest and penalties at January 1, 2007. There was no change to this balance at March 31, 2007. Management is currently unaware of any issues under review that could result in significant payments, accruals or material deviations from its position. The adoption of the provisions of FIN 48 did not have a material impact on the Company's financial position, results of operations and cash flows.

Cash and cash equivalents:

The Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents.

Recently issued accounting standards:

In September 2006, the Statement of Financial Accounting
Standard No. 157, Fair Value Measurements ("SFAS
157"), was issued and is effective for fiscal years beginning after November 15, 2007. SFAS 157 defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements.
Management is currently evaluating the impact the adoption of SFAS 157 will have on the Company's financial statements and their disclosures and its impact has not yet been determined.

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


5. INCOME TAXES

Income tax expense for the three months ended March 31, 2007 was approximately $129,000. The expense is for current federal income taxes. The effective income tax rate was 16&#37 which differs from the statutory rate of 34&#37 principally due to a permanent difference due to the unrealized loss on the warrant liability.


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

The Company has sold to Rodman & Renshaw, LLC (the
"Representative" of the underwriters), for
$100, as additional compensation, an option to purchase up to a total of 350,000 units at a per-unit price of $10.00. The units issuable upon exercise of this option are also identical to those offered by the Offering except that the warrants included in the option have an exercise price of $6.65 (133&#37 of the exercise price of the warrants included in the units sold in the offering.)
The Company will pay the underwriters in the Offering an underwriting discount of 7&#37 of the gross proceeds of this Offering (of which 3&#37 is deferred until the consummation of a business combination).

6. COMMITMENTS AND RELATED PARTY TRANSACTIONS
(CONTINUED)

The sale of the option will be accounted for as an equity transaction. Accordingly, there will be no net impact on the Company's financial position or results of operations, except for the recording of the $100 proceeds from the sale. The Company has determined, based upon a Black-Scholes model, that the fair value of the option on the date of sale would be approximately $3.10 per unit, or $1,086,001 total, using an expected life of five years, volatility of 45.47&#37 and a risk-free interest rate of 4.39&#37.

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

On February 8, 2006, five stockholders entered into five separate letter agreements with the representatives of the underwriters pursuant to which they agreed to purchase in aggregate up to $2,000,000 in warrants at prices not to exceed $1.40 per warrant during the 45 day trading period commencing on the later of the date separate trading of the Warrants has commenced or 60 calendar days following the consummation of the Offering. These entities have agreed that any warrants purchased by them pursuant to this agreement will not be sold or transferred until after a completed business combination. As of March 31, 2007, these five stockholders held 20,000 warrants to purchase the Company's securities.

7. PREFERRED STOCK

The Company is authorized to issue 1,000,000 shares of preferred stock with such designations, voting and other rights and preferences as may be determined from time to time by the Board of Directors.


Item  2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF
OPERATION

This Quarterly Report on Form 10-QSB includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. We have based these forward-looking statements on our current expectations and projections about future events. These forward-looking statements are subject to known and unknown risks,uncertainties and assumptions about us that may cause our actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by such forward-looking statements.
In some cases, you can identify forward-looking statements by terminology such as "may," "should,"
"could," "would,""expect," "plan,"
"anticipate," "believe," "estimate,"
"continue," or the negative of such terms or other similar expressions. Factors that might cause or contribute to such a discrepancy include, but are not limited to, those described in our other Securities and Exchange
Commission filings. The following discussion should be read in conjunction with our Financial Statements and related
Notes thereto included elsewhere in this report.

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

Most of the activity from June 20, 2005 (inception) to March 31, 2007 relates to the Company's formation and public offering described below.

Three Months Ended March 31, 2007

For the three months ended March 31, 2007, we had net income of approximately $672,000 consisting of interest income of $471,000, a gain on warrant liability of approximately $691,000 and formational operating costs of $360,000. Interest income is derived primarily from investment of our cash balances held in trust, which aggregated approximately $38,669,000 at March 31, 2007.
The cash balance held in trust is invested primarily in treasury bills.

Three Months Ended March 31, 2006

For the three months ended March 31, 2006, we had net loss of approximately $200 consisting of formation and operating costs prior to our initial public offering.

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

Of the proceeds of the Offering, $37,418,000 (plus interest expense) is being held in a trust account
("Trust Account") and invested until the earlier of (i) the consummation of the first business combination or (ii) the distribution of the Trust
Account as described below. The amount in the Trust Account includes $1,207,500 of contingent underwriting compensation, which will be paid to the underwriters if a business combination is consummated, but which will be forfeited in part if public stockholders elect to have their shares redeemed for cash if a business combination is not consummated. Deferred underwriter's fee is reflected on the balance sheet at $966,121, an additional
$241,379 is included in common stock, subject to possible conversion, for a total of $1,207,500. The remaining proceeds may be used to pay for business, legal and accounting due diligence on prospective acquisitions and continuing general and administrative expenses.

We pay Asia Development Capital LLC., an affiliate, an aggregate fee of $7,500 per month which includes the cost of the office space and the cost of other general and administrative services provided to us by such affiliate.


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

Date: May 16, 2007

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

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act
Rules 13a-15(e) and 15d-15(e)) for the
registrant and we have:

a) designed such disclosure controls and procedures, or caused suchdisclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

b) evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

c) disclosed in this report any change in the registrant's internal control over financial reporting that occurred during the registrant's most recent fiscal quarter (the registrant's fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the registrant's internal control overbfinancial reporting;
and

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent functions):

a) all significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant's ability to record, process, summarize and report financial information; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal control over financial reporting.

Dated: May 16, 2007
/s/ William R. Herren

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

The Quarterly Report on Form 10-QSB for the quarter ended
March 31, 2007 (the "Form 10-QSB") of the
Company fully complies with the requirements of section
13(a) or 15(d) of the Securities Exchange Act of 1934, and information contained in the Form 10-QSB fairly presents, in all material aspects, the financial condition and results of operations of the Company.

Dated: May 16, 2007
      /s/William R. Herren
         William R. Herren
         Chairman of the Board

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