Form 10QSB
period 2007-06-30
Asia Automotive Acquisition Corp.
filed 2007-08-21
CIK 1332552

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
FORM 10-QSB



[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2007
Or

TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number: 333-127755


ASIA AUTOMOTIVE ACQUISITION CORPORATION


Delaware            20 -3022522

(State or other     (I.R.S. Employer
jurisdiction of     Identification No.)
incorporation or
organization)


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

As of August 14, 2007, 6,031,250 shares of the registrant's common stock, par value $0.001 per share, were outstanding.



ASIA AUTOMOTIVE ACQUSITION CORPORATION
Table of Contents

PART I-FINANCIAL INFORMATION

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


PART II-OTHER INFORMATION


Item 1.     Legal Proceedings
Item 2.     Unregistered Sales of Equity Securities and Use of Proceeds
Item 3.     Defaults Upon Senior Securities
Item 4.     Submission of Matters to a Vote of Security Holders
Item 5.     Other Information
Item 6.     Exhibits

SIGNATURES



Item 1. Financial Statements.

Asia Automotive Acquisition Corporation
(a corporation in the development stage)
CONDENSED BALANCE SHEET
                                        June 30, 2007
                                        (unaudited)
                                        $
                                        --------------
ASSETS
Current assets
Cash and cash equivalents                      120,490

Other assets
Deferred income taxes                          328,787
Cash held in trust account                  38,817,794

Total assets                                39,267,071
                                        ______________
LIABILITIES AND STOCKHOLDERS'
EQUITY

Current liabilities
Accrued expenses                               365,462
Accrued taxes payable
Warrant liability                           11,858,027
Deferred underwriter's fee                     966,121

Total current liabilities                   13,189,610
                                        ______________
Common stock, subject to possible
redemption, 1,005,746 shares at
redemption value plus interest
income(net of taxes) of
$113,377                                     7,763,305

STOCKHOLDERS' EQUITY

Preferred stock, $.001 par
value, authorized 1,000,000
shares; none issued and
outstanding

Common stock, $.001 par                          6,380
value, authorized 39,000,000
shares; issued and outstanding
6,380,250 shares (of which
1,005,746 shares subject to
possible redemption)

Additional paid-in capital                  22,327,433

Deficit accumulated during the              (4,019,657)
development stage

Total stockholders' equity                  18,314,156
                                         ______________
Total liabilities and                       39,267,071
stockholders' equity                     ______________


The accompanying notes are an intergral part of these condensed consolidated financial statements.


Asia Automotive Acquisition Corporation
(a corporation in the development stage)
CONDENSED STATEMENTS OF OPERATIONS


                   Three months            Six months              June 20, 2005
                   ednded June 30          ended June 30           (date of inception)
                   $           $           $           $           $
                   2007        2006        2007        2006        to June 30, 2007
                   (unaudited) (unaudited) (unaudited) (unaudited) (unaudited)
                   ----------- ----------- ----------- ----------- -----------------

Interest              402,008    345,431     872,567     345,431     2,181,450
income, net

loss on            (1,381,542)  (276,063)   (691,464)   (276,063)   (4,475,214)
warrant
Liability

Formation and        (142,423)  (103,733)   (501,950)   (103,911)     (974,143)
operating costs     __________ ___________  ___________ ___________ ________________

Loss before taxes  (1,121,957)   (34,365)   (320,847)    (34,543)   (3,267,907)

Income taxes         (124,098)  (120,901)    (10,194)   (120,901)     (468,303)
                    __________ ___________  ___________ ___________ ________________
Net loss           (1,246,055)  (155,266)   (331,041)   (155,444)   (3,736,210)

Interest
income
attributable
to common stock
subject to
possible
conversion
(net of
taxes)                  52,235                113,377                   283,447

Net loss
allocable to
common
stockholders
not subject
to possible
conversion
(net of
taxes)              (1,298,290)              (444,418)               (4,019,657)

Weighted
average shares
outstanding
(basic and diluted)  6,380,250  5,44,346    6,380,250   3,405,975     4,326,956
                     __________ ___________ ___________ ____________  _______________
Net loss per share
(basic and diluted)      (.20)      (.03)       (.05)        (.05)         (.86)


The accompanying notes are an integral part of these condensed consolidate financial statements.



Asia Automotive Acquisition Corporation
(a corporation in the development stage)

CONDENSED STATEMENTS OF CASH FLOWS
                             Six Months       Six Months       June 20, 2005
                             Ended            Ended            (Date of Inception)
                                                               to
                             June 30, 2007    June 30, 2006    June 30, 2007
                             (unaudited)      (unaudited)      (unaudited)
                             $                $                $
                             -------------    --------------   -------------------

Cash flows from
operating activities:

Net loss                      (331,041)         (155,444)      (3,736,210)

Adjustments to
reconcile net
loss to net cash
provided by (used in)
operations:

Changes in operating
assets and liabilities:

Deferred tax benefit          (328,787)                           (328,787)

Prepaid expenses                                   10,000

Warrant liability              691,464            120,901        4,475,214

Income taxes                  (458,109)            25,250          365,462
Payable

Accrued expenses               253,712                              365,462
                              ____________      ______________  __________________

Net cash provided             (172,761)            276,770          775,679
by (used in)
operating activities          ____________      ______________  __________________

Net cash provided
by (used in)
investing
activities:

Cash held in                   (90,911)         (37,763,431)     (38,817,794)
trust account                 ____________     _______________  __________________

Cash flows from
financing activities:

Proceeds from                                        20,250           45,250
note payable

Proceeds from                                                         25,000
issuance of common
stock to existing
stockholders'

Proceeds from sale                                                       100
of option to the
Underwriter

Gross proceeds of                                 40,250,000	  40,250,000
public offering

Repayment of notes                                   (45,250)        (45,250)
payable to
Stockholders

Payments of                                       (2,057,980)     (2,112,495)
deferred offering
costs                         _____________     ________________ _________________

Net cash provided                                (38,167,120)     38,162,605
by (used in) financing
Activities                    _____________     ________________ _________________

Net increase                   (263,672)            (680,459)        120,490
(decrease)
in cash and cash
Equivalents

Cash and cash                   384,162               14,743
equivalents,
beginning of
Period

Cash and cash                   120,490              695,202         120,490
equivalents,
end of period                  _____________    ________________  _______________

Supplemental
disclosure of
non-cash
financing
activity:

Deferred                      1,207,500            1,207,500       1,207,500
underwriter's
fees                          ______________     _______________  _______________

Supplemental cash
flow disclosure:

Cash paid for taxes              787,000                              787,000


The accompanying notes are an intergral part of these condensed consolidated financial statements.



1. BASIS OF PRESENTATION

The accompanying unaudited condensed financial statements have been prepared by the Company and reflect all adjustments, consisting only of normal recurring adjustments, which are, in the opinion of management, necessary for a fair presentation of the financial position as of June 30, 2007 and the financial results for the three and six months ended June 30, 2007 and 2006 and the period
June 20, 2005 (date of inception) to June 30, 2007, in accordance with accounting principles generally accepted in the United States of America for interim financial statements and pursuant to Form 10-QSB and Securities and Exchange ("SEC") Regulation SB.

Certain financial information and footnote disclosure normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations. The results of operations for the three and six months ended June 30, 2007 are not necessarily indicative of the results of operations to be expected for a full fiscal year. These interim condensed financial statements should be read in conjunction with the financial statements for the fiscal year end December 31, 2006, which are included in the Company's annual report on form 10-KSB as filed with the SEC.


2. ORGANIZATION AND BUSINESS OPERATIONS

Asia Automotive Acquisition Corporation (the
"Company") was incorporated in Delaware on June 20, 2005 as a blank check company formed to acquire, through merger, capital stock exchange, asset acquisition or other similar business combination, a business in the automotive supplier industry. The Company has neither engaged in any operations nor generated revenues to date. The Company is considered to be in the development stage as defined in Statement of Financial Accounting Standards ("SFAS") No. 7, "Accounting and Reporting by Development Stage Enterprises," and is subject to the risks associated with activities of development stage companies. The Company has elected
December 31st as its fiscal year end.

The registration statement for the Company's initial public offering (the "Public Offering") was declared effective on April 11, 2006. The Company consummated the
Public Offering on April 18, 2006 and received net proceeds of approximately $ 37,171,000. The Company's management has broad discretion with respect to the specific application of the net proceeds of the Public Offering (the "Offering")
(as described in Note 4), although substantially all of the net proceeds of the Offering are intended to be generally applied toward consummating a business combination with a target company. As used herein, a "target business" shall include an operating business in the security industry and a "business combination" shall mean the acquisition by the Company of a target business.

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

With respect to the first business combination which is approved and consummated, any holder of shares sold in the Public Offering, other than the Initial Stockholders and their nominees (the "Public Stockholders") who voted against the business combination may demand that the Company redeem his or her shares. The per share redemption price will equal $7.44 per share plus interest earned thereon in the Trust Account. Accordingly, Public
Stockholders holding 19.99% of the aggregate number of shares sold in this offering and the private placement may seek redemption of their shares in the event of a business combination.

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

Effective January 1, 2007, the Company adopted the provisions of the Financial Accounting Standards Board
("FASB") Interpretation No. 48, "Accounting for Uncertainty in Income Taxes-an interpretation of FASB Statement
No. 109" ("FIN 48"). There were no unrecognized tax benefits as of January 1, 2007 and as of June 30, 2007.
FIN 48 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. No amounts were accrued for the payment of interest and penalties at January 1, 2007. There was no change to this balance at June 30, 2007. Management is currently unaware of any issues under review that could result in significant payments, accruals or material deviations from its position. The adoption of the provisions of FIN 48 did not have a material impact on the Company's financial position, results of operations and cash flows.

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


3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

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

5. INCOME TAXES

Income tax expense for the three and six months ended June 30, 2007 and the period from June 20, 2005 (date of inception) to June 30, 2007 was approximately $124,000, $10,000, and $468,000, respectively, which is net of the expense for current federal income taxes and the deferred tax benefit recorded for the three and six months ended
June 30, 2007 and the period from June 20, 2005 (date of inception) to June 30, 2007.

Deferred income taxes are provided for the differences between the bases of assets and liabilities for financial reporting and income tax purposes. As of June
30, 2007, the Company has a deferred tax asset of approximately $329,000. The Company had established a valuation allowance equal to the deferred income tax asset of approximately $161,000 at December 31, 2006. Management has changed its position at year end and feels that the deferred tax asset will be fully utilized.

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

The Company has engaged Rodman & Renshaw LLC, ("the representative of the underwriters"), on a non-exclusive basis, as the Company's agent for the solicitation of the exercise of the warrants. To the extent not inconsistent with the guidelines of the NASD and the rules and regulations of the SEC, the Company has agreed to pay the representative for bona fide services rendered a commission equal to 2.5% of the exercise price for each warrant exercised more than one year after the date of the prospectus if the exercise was solicited by the underwriters. In addition to soliciting, either orally or in writing, the exercise of the warrants, the representative's services may also include disseminating information, either orally or in writing, to warrant holders about the Company or the market for our securities, and assisting in the processing of the exercise of the warrants. No compensation will be paid to the representative upon the exercise of the warrants if:

* the market price of the underlying shares of common stock is lower than the exercise price;
* the holder of the warrants has not confirmed in writing that the underwriters solicited the exercise;
* the warrants are held in a discretionary account;

6. COMMITMENTS AND RELATED PARTY TRANSACTIONS (CONTINUED)

* the warrants are exercised in an unsolicited transaction;
  or
* the arrangement to pay the commission is not disclosed in the prospectus provided to warrant holders at the time of exercise.

The Company has sold to the representative of the underwriters, for $100, as additional compensation, an option to purchase up to a total of 350,000 units at a per-unit price of $10.00. The units issuable upon exercise of this option are also identical to those offered by the Offering except that the warrants included in the option have an exercise price of $6.65 (133% of the exercise price of the warrants included in the units sold in the offering.) The Company will pay the underwriters in the Offering an underwriting discount of 7% of the gross proceeds of this Offering (of which 3% is deferred until the consummation of a business combination).

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

The volatility calculation of 45.47% is based on the 365-day average volatility of a representative sample of ten (10) companies with market capitalizations under $500 million that management believes to be engaged in the business of auto component parts (the "Sample Companies").
Because the Company does not have a trading history, the Company needed to estimate the potential volatility of its common stock price, which will depend on a number of factors which cannot be ascertained at this time. The
Company referred to the 365-day average volatility of the Sample Companies because management believes that the average volatility of such companies is a reasonable benchmark to use in estimating the expected volatility of the Company's common stock post-business combination.
Although an expected life of five years was taken into account for purposes of assigning a fair value to the option, if the Company does not consummate a business combination within the prescribed time period and liquidates, the option would becomeworthless.

Pursuant to letter agreements with the Company and the Representative of the underwriters, the Initial
Stockholders have waived their right to receive distributions with respect to their founding shares upon the Company's liquidation.

Certain of the Company's officers, directors, or their designees have agreed with the Representative that upon consummation of the Offering and during the 45 trading day period commencing on the later of the date that the securities comprising the units begin separate trading or 60 days following the consummation of the Offering, that they will purchase up to 320,000 warrants in the public marketplace at prices not to exceed $1.40 per warrant. As of June 30, 2007, William R Herren, Mr. Rudy Wilson, Chun
Hao and Asia Development Capital held 290,000 warrants to purchase the Company's securities.

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

6. COMMITMENTS AND RELATED PARTY TRANSACTIONS (CONTINUED)

Chardan Capital Markets has entered into a letter agreement with us pursuant to which it agreed to purchase up to 125,000 warrants in the public marketplace at prices not to exceed $1.40 per warrant during the 45 trading day period commencing on the later of the date separate trading of the warrants has commenced or 60 days following the consummation of this offering.

On February 8, 2006, five stockholders entered into five separate letter agreements with the Representatives of the underwriters pursuant to which they agreed to purchase in aggregate up to $2,000,000 in warrants at prices not to exceed $1.40 per warrant during the 45 day trading period commencing on the later of the date separate trading of the warrants has commenced or 60 calendar days following the consummation of the Offering.
These entities have agreed that any warrants purchased by them pursuant to this agreement will not be sold or transferred until after a completed business combination.
As of June 30, 2007, these five stockholders held 20,000 warrants to purchase the Company's securities.

7. PREFERRED STOCK

The Company is authorized to issue 1,000,000 shares of preferred stock with such designations, voting and other rights and preferences as may be determined from time to time by the Board of Directors.

8. SUBSEQUENT EVENT

On July 25, 2007, at a meeting of the Board of Directors of the Company, at which a quorum was present, legal counsel for Hunan TX Enterprise Co Ltd. ("TX") informed the Board that registration of TX has been completed with the local Chinese government authorities, permitting the execution of the Equity Acquisition
Agreement.

The Company, which shall be renamed TX International ("TI") and redomesticated as a British Virgin Islands Company, entered into an Equity Acquisition Agreement with Hunan TX
Enterprise Co Ltd., TX pursuant to which TX would merge with TI resulting in TX becoming a wholly owned subsidiary of the Company. At the closing of the merger, the stockholders of TX will receive $13.0 million in cash.
Additionally, the Company and TX anticipate executing a Key
Employee Employment Agreement and Performance Earn-Out
Agreement which will provide for certain retention and incentive bonuses.

The closing of the merger is subject to certain conditions, including the approval of the transaction by the majority of the Company's stockholders and that fewer than 20% of the Company's stockholders exercise their right to redeem their shares of common stock for cash.
On August 10, 2007, Asia Automotive Acquisition Corporation
(the" Company") was informed by legal counsel for Hunan TX
Enterprise Co Ltd. ("TX") that the Changsha Ministry of
Commerce has approved the Equity Acquisition Agreement
("Agreement") previously executed among and between the Company and TX on July 25, 2007.

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

Most of the activity from June 20, 2005 (inception) to June
30, 2007 relates to the Company's formation and public offering described below.

Six Months Ended June 30, 2007

For the six months ended June 30, 2007, we had a net loss of approximately $331,000 consisting of interest income of approximately $873,000, a loss on warrant liability of approximately $691,000 and formational operating costs of approximately $502,000. Interest income is derived primarily from investment of our cash balances held in trust, which aggregated approximately $38,818,000 at June 30, 2007. The cash balance held in trust is invested primarily in treasury bills.

Three  Months Ended June 30, 2007

For the three months ended June 30, 2007, we had a net loss of approximately $1,246,000 consisting of interest income of approximately $402,000, a loss on warrant liability of approximately $1,382,000 and formational operating costs of approximately $142,000. Interest income is derived primarily from investment of our cash balances held in trust, which aggregated approximately $38,818,000 at June 30, 2007. The cash balance held in trust is invested primarily in treasury bills.

Six Months Ended June 30, 2006

For the six months ended June 30, 2006, we had a net loss of approximately $155,000 consisting of interest income of approximately $345,000 offset by a loss on warrant liability of $276,000 and formation operating costs of approximately $104,000. Interest income is derived primarily from investment of our cash balances held in trust, which aggregated approximately $37,763,000 at June
30, 2006. The cash balance held in trust is invested primarily in treasury bills.

Three Months Ended June 30, 2006

For the three months ended June 30, 2006, we had a net loss of approximately $155,000, consisting of interest income of approximately $345,000 offset by a loss on warrant liability of approximately $276,000 and operating costs of approximately $104,000. Interest income is derived primarily from investment of our cash balances held in trust, which aggregated approximately $37,763,000 at June
30, 2006. The cash balance held in trust is invested primarily in treasury bills.


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

Item 3. CONTROLS AND PROCEDURES

Under the supervision and with the participation of management, including our Chief Executive Officer and Chief
Financial Officer, we conducted an evaluation of the Company's effectiveness of disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange
Act")) as of the end of the period covered by this Quarterly Report on Form 10-QSB. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures have not been operating effectively as of the end of the period covered by this report.

In connection with the preparation of our Report of Form 10-QSB, management identified a material weakness, due to an insufficient number of resources in the accounting and finance department, resulting in (i) an ineffective review, monitoring and analysis of schedules, reconciliations and financial statement disclosures and
(ii) the misapplication of U.S. GAAP and SEC reporting requirements. Due to the pervasive effect of the lack of resources, including a lack of resources that are appropriately qualified in the areas of U.S. GAAP and SEC reporting, and the potential impact on the financial statements and disclosures and the importance of the annual and interim financial closing and reporting process, in the aggregate, there is more than a remote likelihood that a material misstatement of the annual financial statements would not have been prevented or detected.

There has not been any change in our internal control over financial reporting in connection with the evaluation required by Rule 13a-15(d) under the Exchange Act that occurred during the quarter ended June 30, 2007, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.


PART II-OTHER INFORMATION

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

Date: August 20, 2007

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

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) for the registrant and we have:

a) designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities,particularly during the period in which this report is being prepared;

b) evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

c) disclosed in this report any change in the registrant's internal control over financial reporting that occurred during the registrant's most recent fiscal quarter (the registrant's fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting; and

5. The registrant's other certifying officers and I have disclosed,based on our most recent evaluation of internal control over financial reporting, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent functions):

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

Dated: August 20, 2007

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

The Quarterly Report on Form 10-QSB for the quarter ended
June 30, 2007 (the "Form 10-QSB") of the Company fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934, and information contained in the Form 10-QSB fairly presents, in all material aspects, the financial condition and results of operations of the Company.

Dated: August 20, 2007
      /s/William R. Herren
         William R. Herren
         Chairman of the Board

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





- 8 -