Form 10QSB
period 2007-09-30
Asia Automotive Acquisition Corp.
filed 2007-11-14
CIK 1332552

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
FORM 10-QSB



[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended September 30, 2007 Or

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

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of "accelerated filer and large accelerated filer" in Rule 12b-2 of the Exchange Act. (Check one):
Large accelerated filer  Accelerated filer Non-accelerated filer[X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes  No

As of October 22, 2007, 6,031,250 shares of the registrant's common stock, par value $0.001 per share, were outstanding excluding.



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

SIGNATURES



Item 1. Financial Statements.

Asia Automotive Acquisition Corporation
(a corporation in the development stage)
CONDENSED BALANCE SHEET
                                        September 30, 2007
                                        (unaudited)

                                        --------------
ASSETS
Current assets
Cash and cash equivalents                       60,386

Other assets
Deferred income taxes                          358,377
Cash held in trust account                  39,192,048
                                        --------------
Total assets                                39,610,811
                                        --------------
LIABILITIES AND STOCKHOLDERS'
EQUITY

Current liabilities
Accrued expenses                               383,040
Warrant liability                            9,599,144
Deferred underwriter's fee                     966,121
                                        --------------
Total current liabilities                   10,948,305
                                        --------------
Common stock, subject to possible
redemption, 1,005,746 shares at
redemption value plus interest
income(net of taxes) of
$348,967                                     7,828,825

STOCKHOLDERS' EQUITY

Preferred stock, $.001 par
value, authorized 1,000,000
shares; none issued and
outstanding

Common stock, $.001 par                          6,380
value, authorized 39,000,000
shares; issued and outstanding
6,380,250 shares (of which
1,005,746 shares subject to
possible redemption)

Additional paid-in capital                   22,327,433

Deficit accumulated during the              (1,500,132)
development stage

Total stockholders' equity                   20,833,681
                                         --------------
Total liabilities and                        39,610,811
stockholders' equity                     --------------


The accompanying notes are an intergral part of these condensed consolidated financial statements.


Asia Automotive Acquisition Corporation
(a corporation in the development stage)
CONDENSED STATEMENTS OF OPERATIONS


                   Three months            Nine months              June 20, 2005
                   ended September 30      ended September 30       (date ofinception)
                   2007         2006        2007        2006         to September 30, 2007
                  (unaudited)  (unaudited) (unaudited) (unaudited)  (unaudited)
                   $            $           $           $            $
                   ----------- ----------- ----------- -----------  -----------------

Interest              504,254     476,560    1,376,821     821,991         2,685,704
income, net

Gain (loss) on      2,258,883  (2,088,434)   1,567,419  (2,364,497)       (2,216,331)
warrant
Liability

Formation and         (87,682)   (303,242)    (589,632)   (407,153)       (1,061,825)
operating costs     __________  ___________ ___________ ___________  ________________

Gain (Loss)
before taxes        2,675,455  (1,915,116)   2,354,608  (1,949,659)         (592,452)

Income taxes          (90,410)    (23,124)    (100,604)   (144,025)         (558,713)
                    __________  ___________ ___________ ___________  ________________
Net gain (loss)     2,585,045  (1,938,240)   2,254,004  (2,093,684)       (1,151,165)

Interest
income
attributable
to common stock
subject to
possible
conversion
(net of
taxes)                 65,520       61,946     178,897      106,848          348,967

Net gain (loss)
allocable to
common
stockholders
not subject
to possible
conversion
(net of
taxes)               2,519,525  (2,000,186)   2,075,107 (2,200,532)       (1,500,132)

Weighted
average shares
outstanding
(basic and diluted)  6,380,250   6,380,250    6,380,250  4,401,045         4,554,003

Weighted average
shares outstanding
(diluted)            8,115,444   6,380,250    8,110,518  4,401,045         4,554,003
                     __________ ___________  ___________ ____________  ______________
Net gain (loss) per
share (basic)            .41       (.30)         .35        (.48)             (.25)

Net gain (loss) per
share (diluted)          .32       (.30)         .28        (.48)             (.25)


The accompanying notes are an integral part of these condensed consolidate financial statements.



Asia Automotive Acquisition Corporation
(a corporation in the development stage)

CONDENSED STATEMENTS OF CASH FLOWS
                             Nine Months       Nine Months      June 20, 2005
                             Ended             Ended            (Date of Inception)
                             September 30,     September 30,    September 30,
                             2007              2006             2007
                             (unaudited)      (unaudited)      (unaudited)
                              $                $                $
                             -------------    --------------   -------------------

Cash flows from
operating activities:

Net gain (loss)                2,254,004          (2,093,684)       (1,151,165)

Changes in operating
assets and liabilities:

Deferred tax benefit            (358,377)              -              (358,377)

Warrant liability             (1,567,419)          2,364,497         2,216,331

Income taxes                    (458,109)            144,025             -
Payable

Accrued expenses                 271,290            (185,119)          383,040
                              ____________      ______________  __________________

Net cash provided                141,389             229,719         1,089,829
by activities                 ____________      ______________  __________________

Net cash used in
investing activities:

Cash held in                    (465,165)        (38,241,322)      (39,192,048)
trust account                 ____________     _______________  __________________

Cash flows from
financing activities:

Proceeds from                       -                  20,250           45,250
note payable

Proceeds from
issuance of common                   -                   -              25,000
stock to existing
stockholders'

Proceeds from sale                   -                   100               100
of option to the
Underwriter

Gross proceeds of                    -            40,250,000	    40,250,000
public offering

Repayment of notes                   -               (45,250)          (45,250)
payable to
Stockholders

Payments of                          -            (1,749,143)       (2,112,495)
deferred offering
costs                         _____________     ________________  _________________

Net cash provided                    -            38,475,957        38,162,605
by financing
Activities                    _____________     ________________  _________________

Net increase                     (323,776)           464,354            60,386
(decrease)
in cash and cash
Equivalents

Cash and cash                     384,162             14,743             -
equivalents,
beginning of
Period

Cash and cash                      60,386            479,097            60,386
equivalents,
end of period                  _____________    ________________  _______________

Supplemental
disclosure of
non-cash financing
activity:

Deferred                                            1,207,500         1,207,500
underwriter's
fees                          ______________     _______________  _______________

Supplemental cash
flow disclosure:

Cash paid for taxes                907,000              -              907,000


The accompanying notes are an intergral part of these condensed consolidated financial statements.



1. BASIS OF PRESENTATION

The accompanying unaudited condensed financial statements have been prepared by the Company and reflect all adjustments, consisting only of normal recurring adjustments, which are, in the opinion of management, necessary for a fair presentation of the financial position as of September 30, 2007 and the financial results for the three and nine months ended September 30, 2007 and 2006 and the period June 20, 2005 (date of inception) to September 30, 2007, in accordance with accounting principles generally accepted in the United States of America for interim financial statements and pursuant to Form 10-QSB and Securities and Exchange ("SEC") Regulation SB.

Certain financial information and footnote disclosure normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations. The results of operations for the three and nine months ended September
30, 2007 are not necessarily indicative of the results of operations to be expected for a full fiscal year. These interim condensed financial statements should be read in conjunction with the financial statements for the fiscal year end December 31, 2006, which are included in the Company's annual report on form 10-KSB as filed with the SEC.


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

Fair Value of financial instruments:

The fair value of the Company's assets and liabilities, which qualify as financial intruments under SFAS 107, "Disclosure About Fair Value of Financial Intruments," approximates the carrying amounts represented in the condensed balance sheet.


3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Net income (Loss) per common share:

Net income (loss) per common share is based on the weighted average number of common shares outstanding. The Company complies with SFAS No. 128, "Earnings Per Share." SFAS No. 128 requires dual presentation of basic and diluted income per share for all periods presented. Basic income (loss) per share excludes dilution and is computed by dividing income available to common stockholders by the weighted average number of common shares outstanding for the period. Diluted net income per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then share in the income of the Company.

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

Income taxes:

The Company complies with the Financial Accounting Standards
Board ("FASB") SFAS 109, "Accounting for Income Taxes," which requires an asset and liability approach to financial accounting and reporting for income taxes. Deferred income tax assets and liabilities are computed for differences between the financial statement and tax bases of assets and liabilities that will result in future taxable or deductible amounts, based on enacted tax laws and rates applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized. As of September 30, 2007 no valuation allowance has been established on the deferred tax asset of $358,000.

Effective January 1, 2007, the Company adopted the provisions of the Financial Accounting Standards Board
("FASB") Interpretation No. 48, "Accounting for Uncertainty in Income Taxes-an interpretation of FASB Statement
No. 109" ("FIN 48"). There were no unrecognized tax benefits as of January 1, 2007 and as of September 30, 2007. FIN 48 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. No amounts were accrued for the payment of interest and penalties at January 1, 2007. There was no change to this balance at September 30, 2007. Management is currently unaware of any issues under review that could result in significant payments, accruals or material deviations from its position. The adoption of the provisions of FIN 48 did not have a material impact on the Company's financial position, results of operations and cash flows.

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

5. INCOME TAXES

Income tax expense for the three and nine months ended September 30, 2007 and the period from June 20, 2005
(date of inception) to September 30, 2007 was approximately
$90,000, $101,000, and $559,000, respectively, which is
net of the expense for current federal income taxes and the deferred tax benefit recorded for the three and nine months ended September 30, 2007 and the period from June 20, 2005
(date of inception) to September 30, 2007.

The Company has not begun its trade or business for U.S. tax purposes. Accordingly, it could not yet recognize losses for start-up expenditures. As a result a deferred tax asset of approximately $358,000 at September 30, 2007 was established for these start-up expenditures.

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

Certain of the Company's officers, directors, or their designees have agreed with the Representative that upon consummation of the Offering and during the 45 trading day period commencing on the later of the date that the securities comprising the units begin separate trading or 60 days following the consummation of the Offering, that they will purchase up to 320,000 warrants in the public marketplace at prices not to exceed $1.40 per warrant. As of September 30, 2007, William R Herren, Mr. Rudy Wilson,and Chun Hao held 290,000 warrants to purchase the Company's securities.

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

On February 8, 2006, five stockholders entered into five separate letter agreements with the Representatives of the underwriters pursuant to which they agreed to purchase in aggregate up to $2,000,000 in warrants at prices not to exceed $1.40 per warrant during the 45 day trading period commencing on the later of the date separate trading of the warrants has commenced or 60 calendar days following the consummation of the Offering.
These entities have agreed that any warrants purchased by them pursuant to this agreement will not be sold or transferred until after a completed business combination.
As of September 30, 2007, these five stockholders held
20,000 warrants to purchase the Company's securities.

7. PREFERRED STOCK

The Company is authorized to issue 1,000,000 shares of preferred stock with such designations, voting and other rights and preferences as may be determined from time to time by the Board of Directors.

8. SUBSEQUENT EVENT

On July 19, 2007, at a meeting of the Company's Board of Directors ("BOD") at which a quorum was present, legal counsel for Hunan TX Enterprise Co Ltd. ("TX") informed the Board that registration of TX has been completed with the local Chinese government authorities, permitting the execution of the Equity Acquisition Agreement ("EAA") on July 24, 2007. The Board deemed it appropriate to make a public announcement by the filing of a Form 8K with the SEC on JUly 24, 2005. Pursuant to EAA the Company, which shall be renamed TX International, Ltd. ("TI") and redomesticated as a British Virgin Islands Company, would merge with TI resulting in TX becoming a wholly owned subsidiary of the TI. At the closing of the acquisition, the stockholders of TX will receive $13.0 million in cash. Additionally, the Company and TX executed a Key Employee Employment Agreement and Performance Earn-Out Agreement which will provide for certain retention and incentive bonuses.The closing of the acquisition is subject to certain conditions, including the approval of the transaction by the majority of the Company's stockholders and that fewer than 20% of the Company's stockholders exercise their right to redeem their shares of common stock for cash.

On August 10, 2007, the Company was informed by legal counsel for TX that the Changsha Ministry of Commerce had approved the EAA previously executed among and between the Company and TX on July 24, 2007.The Board deemed it appropriate to make a public announcement by the filing of a Form 8K with the SEC on August 13, 2007

On August 29, 2007 at a meeting of the Company's BOD, the directors approved an amendment of the Company's By-Laws to allow the BOD (by simple majority) rather than shareholders to remove a director. Pusuant to this amendment Mr. Vinit Bansal and Mr. Chun Hao as Class A directors were not nominated for reelection.

On September 18, 2007 the Company filed a Form 8K with the SEC stating its intent to commence holding presentations for its stockholders regarding its proposed acquisition of TX as described in AAAC's Current Reports on Form 8-K dated July 25, 2007, and August 13, 2007.

On September 20, 2007 the Company's BOD met to consider Proposals for a special meeting of shareholders pursuant to the acquisition. After careful consideration, the BOD determined unanimously that each of the Equity Acquisition Proposal and the Redomestication merger Proposal is fair to and in the best interests of AAAC and its stockholders. AAAC's BOD has approved and declared advisable the Equity Acquisition Proposal and the Redomestication merger proposal and unanimously recommends that the shareholders vote or give instructions to vote "FOR" each of the Proposals to adopt the Equity Acquistion Proposal and the Redomestication merger Proposal. Subsequently, the Company filed a Schedule 14(a) Preliminary Proxy Statement with the SEC for a special meeting of shareholders to be held to consider AAAC's pending acquisition of TX. The Preliminary Proxy Statement is subject to SEC review. The date of the special meeting of shareholders and the record date for the meeting will be specified in a definitive proxy statement to be mailed to shareholders following such review.


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

Nine Months Ended September 30, 2007

For the nine months ended September, 2007, we had a net gain of approximately $2,254,000 consisting of interest income of approximately $1,377,000, a gain on warrant liability of approximately $1,567,000 and formational operating costs of approximately $590,000. Interest income is derived primarily from investment of our cash balances held in trust, which aggregated approximately $39,192,000 at Setpember 30, 2007. The cash balance held in trust is invested primarily in treasury bills.

Three Months Ended September 30, 2007

For the three months ended September 30, 2007, we had a net gain of approximately $2,585,000 consisting of interest income of approximately $504,000, a gain on warrant liability of approximately $2,259,000 and formational operating costs of approximately $88,000. Interest income is derived primarily from investment of our cash balances held in trust, which aggregated approximately $39,192,000 at September 30, 2007. The cash balance held in trust is invested primarily in treasury bills.

Nine Months Ended September 30, 2006

For the nine months ended September 30, 2006, we had a net loss of approximately $2,094,000 consisting of interest income of approximately $822,000 offset by a loss on warrant liability of $2,364,000 and formational operating costs of approximately $407,000. Interest income is derived primarily from investment of our cash balances held in trust, which aggregated approximately $38,240,000 at September 30, 2006. The cash balance held in trust is invested primarily in treasury bills.

Three Months Ended September 30, 2006

For the three months ended September 30, 2006, we had a net loss of approximately $1,938,000, consisting of interest income of approximately $477,000 offset by a loss on warrant liability of approximately $2,088,000 and formational operating costs of approximately $303,000. Interest income is derived primarily from investment of our cash balances held in trust, which aggregated approximately $38,240,000 at September 30, 2006. The cash balance held in trust is invested primarily in treasury bills.


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

Item 3. CONTROLS AND PROCEDURES

Under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the Company's effectiveness of disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended
(the "Exchange Act") as of the end of the period covered by this Quarterly Report on Form 10-QSB. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures have not been operating effectively as of the end of the period covered by this report.

In connection with the preparation of our Report of Form 10-QSB, management identified a material weakness, due to an insufficient number of resources in the accounting and finance department, resulting in (i) an ineffective review, monitoring and analysis of schedules, reconciliations and financial statement disclosures and (ii) the misapplication of U.S. GAAP and SEC reporting requirements.Due to the pervasive effect of the lack of resources, including a lack of resources that are appropriately qualified in the areas of U.S. GAAP and SEC reporting, and the potential impact on the financial statements and disclosures and the importance of the annual and interim financialclosing and reporting process, in the aggregate, there is more than a remote likelihood that a material misstatement of the annual financial statements would not have been prevented or detected.

There has not been any change in our internal control over financial reporting in connection with the evaluation required by Rule 13a-15(d) under the Exchange Act that occurred during the quarter ended September 30, 2007, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.


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

Date: November 14, 2007

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

Dated: November 14, 2007

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

The Quarterly Report on Form 10-QSB for the quarter ended
September 30, 2007 (the "Form 10-QSB") of the Company fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934, and information contained in the Form 10-QSB fairly presents, in all material aspects, the financial condition and results of operations of the Company.

Dated: November 14, 2007
      /s/William R. Herren
         William R. Herren
         Chairman of the Board

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