Form 10QSB/A
period 2007-09-30
Asia Automotive Acquisition Corp.
filed 2007-11-27
CIK 1332552

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

Explanatory Note

This Quarterly Report on Form 10-QSB/A is being filed as Amendment
No. 1 to Form 10-QSB for the quarter ended September 30, 2007, originally filed November 14,2007. The original filing inadvertently omitted the Company's amended By-Laws. The entire Form 10-QSB has been refiled for ease of reference.


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

Date: November 27, 2007

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

Dated: November 27, 2007

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

Dated: November 27, 2007
      /s/William R. Herren
         William R. Herren
         Chairman of the Board

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

31.1            Section 302 Certification of Principal
                Executive Officer
32.1            Section 906 Certification

99.1            By-Laws of Asia Automotive Acquisition
                Corporation

================================================================

                          BYLAWS
                            OF

        ASIA AUTOMOTIVE ACQUISITION CORPORATION

                         MISSION

      Asia Automotive Acquisition Corporation is a blank check company organized for the purpose of affecting a merger, capital stock exchange, asset acquisition or other similar business combination with an operating business.
Its objective is to form initially a pan-Asian firm by acquiring at least two automotive component supplier operating businesses that have their primary operating facilities located in the People's Republic of China, the Republic of India and/or the region of South East Asia
Nations (ASEAN).

                        ARTICLE I
                         OFFICES

  1.1 Registered Office. The registered office of Asia
Automotive Acquisition Corporation (the "Corporation") in the State of Delaware shall be established and maintained at 2711 Centerville Rd., Suite 400, Wilmington, Delaware
19808and the Company Corporation shall be the registered agent of the Corporation in charge thereof.

  1.2 Offices. The Corporation may also have offices at such other places both within and without the State of Delaware as the board of directors of the Corporation (the
"Board of Directors") may from time to time determine or the business of the Corporation may require.

                         ARTICLE II
                  MEETINGS OF STOCKHOLDERS

  2.1 Place of Meetings. All meetings of the stockholders shall be held at such time and place, either within or without the State of Delaware, as shall be designated from time to time by the Board of Directors and stated in the notice of the meeting or in a duly executed waiver of notice thereof.

  2.2 Annual Meetings. The annual meeting of stockholders shall be held on such date and at such time as may be fixed by the Board of Directors and stated in the notice of the meeting, for the purpose of electing directors and for the transaction of only such other business as is properly brought before the meeting in accordance with these Bylaws
(the "Bylaws").

      Written notice of an annual meeting stating the place, date and hour of the meeting, shall be given to each stockholder entitled to vote at such meeting not less than ten (10) nor more than sixty (60) days before the date of the annual meeting.

      To be properly brought before the annual meeting, business must be either (i) specified in the notice of annual meeting (or any supplement or amendment thereto) given by or at the direction of the Board of Directors,
(ii) otherwise brought before the annual meeting by or at the direction of the Board of Directors, or (iii) otherwise properly brought before the annual meeting by a stockholder. In addition to any other applicable requirements, for business to be properly brought before an annual meeting by a stockholder, the stockholder must have given timely notice thereof in writing to the Secretary of the Corporation. To be timely, a stockholder's notice must be delivered to or mailed and received at the principal executive offices of the Corporation not less than sixty
(60) days nor more than ninety (90) days prior to the meeting; provided, however, that in the event that less than seventy (70) days notice or prior public disclosure of the date of the annual meeting is given or made to stockholders, notice by a stockholder, to be timely, must be received no later than the close of business on the tenth (10th) day following the day on which such notice of the date of the annual meeting was mailed or such public disclosure was made, whichever first occurs. A stockholder's notice to the Secretary shall set forth (a) as to each matter the stockholder proposes to bring before the annual meeting
(i) a brief description of the business desired to be brought before the annual meeting and the reasons for conducting such business at the annual meeting, and (ii) any material interest of the stockholder in such business, and (b) as to the stockholder giving the notice(i) the name and record address of the stockholder and (ii) the class, series and number of shares of capital stock of the Corporation which are beneficially owned by the stockholder. Notwithstanding anything in these Bylaws to the contrary, no business shall be conducted at the annual meeting except in accordance with the procedures set forth in this Article II, Section
2. The officer of the Corporation presiding at an annual meeting shall, if the facts warrant, determine and declare to the annual meeting that business was not properly brought before the annual meeting in accordance with the provisions of this Article II, Section 2, and if such officer should so determine, such officer shall so declare to the annual meeting and any such business not properly brought before the meeting shall not be transacted.

  2.3 Special Meetings. Special meetings of the stockholders, for any purpose or purposes, unless otherwise prescribed by statute or by the Certificate of Incorporation of the Corporation (the "Certificate of Incorporation"), may only be called by a majority of the entire Board of Directors, Chairman of the Board, Chief Executive Officer, Chief Financial Officer, President, China Operations, and shall be called by the Secretary at the request in writing of stockholders owning a majority in amount of the entire capital stock of the corporation issued and outstanding and entitled to vote. Such request shall state the purpose or purposes of the proposed meeting.

      Unless otherwise provided by law, written notice of a special meeting of stockholders, stating the time, place and purpose or purposes thereof, shall be given to each stockholder entitled to vote at such meeting, not less than ten (10) or more than sixty (60) days before the date fixed for the meeting. Business transacted at any special meeting of stockholders shall be limited to the purposes stated in the notice.

      2.4 Quorum. The holders of a majority of the capital stock issued and outstanding and entitled to vote thereat, present in person or represented by proxy, shall constitute a quorum at all meetings of the stockholders for the transaction of business except as otherwise provided by statute or by the Certificate of Incorporation. If, however, such quorum shall not be present or represented at any meeting of the stockholders, the holders of a majority of the votes entitled to be cast by the stockholders entitled to vote thereat, present in person or represented by proxy, shall have power to adjourn the meeting from time to time, without notice other than announcement at the meeting, until a quorum shall be present or represented. At such adjourned meeting at which a quorum shall be present or represented, any business may be transacted which might have been transacted at the meeting as originally noticed. If the adjournment is for more than thirty (30) days, or if after the adjournment a new record date is fixed for the adjourned meeting, a notice of the adjourned meeting shall be given to each stockholder entitled to vote at the meeting.

      2.5   Organization. The Chairman of the Board of
Directors shall act as chairman of meetings of the stockholders. The Board of Directors may designate any other officer or director of the Corporation to act as chairman of any meeting in the absence of the Chairman of the Board of Directors, and the Board of Directors may further provide for determining who shall act as chairman of any stockholders' meeting in the absence of the Chairman of the Board of Directors and such designee.

      The Secretary of the Corporation shall act as secretary of all meetings of the stockholders, but in the absence of the Secretary the presiding officer may appoint any other person to act as secretary of any meeting.

      2.6 Voting. Unless otherwise required by law, the Certificate of Incorporation or these Bylaws, any question (other than the election of directors brought before any meeting of stockholders shall be decided by the vote of the holders of a majority of the stock represented and entitled to vote thereat. At all meetings of stockholders for the election of directors, a plurality of the votes cast shall be sufficient to elect. Each stockholder represented at a meeting of stockholders shall be entitled to cast one vote for each share of the capital stock entitled to vote thereat held by such stockholder, unless otherwise provided by the Certificate of Incorporation. Each stockholder entitled to vote at a meeting of stockholders or to express consent or dissent to corporate action in writing without a meeting may authorize any person or persons to act for him by proxy. All proxies shall be executed in writing and shall be filed with the Secretary of the Corporation not later than the day on which exercised. No proxy shall be voted or acted upon after three (3) years from its date, unless the proxy provides for a longer period. The Board of Directors, in its discretion, or the officer of the Corporation presiding at a meeting of stockholders, in his discretion, may require that any votes cast at such meeting shall be cast by written ballot.


      2.7 Action of Shareholders Without Meeting. Unless otherwise provided by the Certificate of Incorporation, any action required to be taken at any annual or special meeting of stockholders, or any action which may be taken at any annual or special meeting of such stockholders, may be taken without a meeting, without prior notice and without a vote, if a consent in writing, setting forth the action so taken, shall be signed by the holders of outstanding stock having not less than the minimum number of votes that would be necessary to authorize or take such action at a meeting at which all shares entitled to vote thereon were present and voted, and shall be delivered to the Corporation by delivery to its registered office in the State of Delaware, its principal place of business, or an officer or agent of the Corporation having custody of the book in which proceedings of meetings of stockholders are recorded. Delivery made to the Corporation's registered office shall be by hand or by certified or registered mail, return receipt requested. Prompt notice of the taking of the corporate action without a meeting by less than unanimous written consent shall be given to those stockholders who have not consented in writing.

      2.8 Voting List. The officer who has charge of the stock ledger of the corporation shall prepare and make, at least ten (10) days before every meeting of stockholders, a complete list of the stockholders entitled to vote at the meeting, arranged in alphabetical order, showing the address of each stockholder and the number of shares registered in the name of each stockholder. Such list shall be open to the examination of any stockholder, for any purpose germane to the meeting, during ordinary business hours, for a period of at least ten (10) days prior to the election, either at a place within the city, town or village where the election is to be held, which place shall be specified in the notice of the meeting, or, if not specified, at the place where said meeting is to beheld.
The list shall be produced and kept at the time and place of election during the whole time thereof, and may be inspected by any stockholder of the Corporation who is present.

      2.9   Stock Ledger. The stock ledger of the
Corporation shall be the only evidence as to who are the stockholders entitled to examine the stock ledger, the list required by Section 8 of this Article II or the books of the Corporation, or to vote in person or by proxy at any meeting of stockholders.

      2.10 Adjournment. Any meeting of the stockholders, including one at which directors are to be elected, may be adjourned for such periods as the presiding officer of the meeting or the stockholders present in person or by proxy and entitled to vote shall direct.

      2.11 Ratification. Any transaction questioned in any stockholders' derivative suit, or any other suit to enforce alleged rights of the Corporation or any of its stockholders, on the ground of lack of authority, defective or irregular execution, adverse interest of any director, officer or stockholder, nondisclosure, miscomputation or the application of improper principles or practices of accounting may be approved, ratified and confirmed before or after judgment by the Board of Directors or by the holders of Common Stock and, if so approved, ratified or confirmed, shall have the same force and effect as if the questioned transaction had been originally duly authorized, and said approval, ratification or confirmation shall be binding upon the Corporation and all of its stockholders and shall constitute a bar to any claim or execution of any judgment in respect of such questioned transaction.

      2.12 Judges. All votes by ballot at any meeting of stockholders shall be conducted by two judges appointed for the purpose either by the directors or by the meeting. The judges shall decide upon the qualifications of voters, count the votes and declare the result.

                      DIRECTORS

      3.1 Powers; Number; Qualifications. The business and affairs of the Corporation shall be managed by or under the direction of the Board of Directors, except as may be otherwise provided by law or in the Certificate of Incorporation. The number of directors which shall constitute the Board of Directors shall be not less than one (1) nor more than nine (9). The exact number of directors shall be fixed from time to time, within the limits specified in this Article III Section 1 or in the Certificate of Incorporation, by the Board of Directors.
Directors need not be stockholders of the Corporation. The
Board may be divided into Classes as more fully described in the Certificate of Incorporation.

      3.2   Election; Term of Office; Resignation: Removal;
Vacancies. Each director shall hold office until the next annual meeting of stockholders at which his Class stands for election or until such director's earlier resignation, removal from office, death or in capacity. Unless otherwise provided in the Certificate of Incorporation, vacancies and newly created directorships resulting from any increase in the authorized number of directors or from any other cause may be filled by a majority of the directors then in office, although less than a quorum, or by a sole remaining director and each director so chosen shall hold office until the next annual meeting and until such director's successor shall be duly elected and shall qualify, or until such director's earlier resignation, removal from office, death or incapacity.

      3.3   Nominations. Nominations of persons for
election to the Board of Directors of the Corporation at a meeting of stockholders of the Corporation maybe made at such meeting by or at the direction of the Board of Directors, by any committee or persons appointed by the Board of Directors or by any stockholder of the Corporation entitled to vote for the election of directors at the meeting who complies with the notice procedures set forth in this Article III, Section3. Such nominations by any stockholder shall be made pursuant to timely notice in writing to the Secretary of the Corporation. To be timely, a stockholder's notice shall be delivered to or mailed and received at the principal executive offices of the Corporation not less than sixty (60) days nor more than ninety(90) days prior to the meeting; provided however, that in the event that less than seventy (70) days notice or prior public disclosure of the date of the meeting is given or made to stockholders, notice by the stockholder, to be timely, must be received no later than the close of business on the tenth (10th)day following the day on which such notice of the date of the meeting was mailed or such public disclosure was made, whichever first occurs.
Such stockholder's notice to the Secretary shall set forth
(i) as to each person whom the stockholder proposes to nominate for election or reelection as a director, (a)the name, age, business address and residence address of the person, (b) the principal occupation or employment of the person, (c) the class and number of shares of capital stock of the Corporation which are beneficially owned by the person, and (d) any other information relating to the person that is required to be disclosed in solicitations for proxies for election of directors pursuant to the Rules and Regulations of the Securities and Exchange Commission under Section 14 of the Securities Exchange Act of 1934, as amended, and (ii) as to the stockholder giving the notice (a) the name and record address of the stockholder and (b) the class and number of shares of capital stock of the Corporation which are beneficially owned by the stockholder. The Corporation may require any proposed nominee to furnish such other information as may reasonably be required by the Corporation to determine the eligibility of such proposed nominee to serve as a director of the Corporation. No person shall be eligible for election as a director of the Corporation unless nominated in accordance with the procedures set forth herein. The officer of the Corporation presiding at an annual meeting shall, if the facts warrant, determine and declare to the meeting that a nomination was not made in accordance with the foregoing procedure, and if he should so determine, he shall so declare to the meeting and the defective nomination shall be disregarded.

      3.4   Meetings. The Board of Directors of the
Corporation may hold meetings, both regular and special, either within or without the State of Delaware. The first meeting of each newly elected Board of Directors shall beheld immediately after and at the same place as the meeting of the stockholders at which it is elected and no notice of such meeting shall be necessary to the newly elected directors in order to legally constitute the meeting, provided a quorum shall be present. Regular meetings of the Board of Directors may be held without notice at such time and place as shall from time to time be determined by the Board of Directors. Special meetings of the Board of Directors may be called by the Chief
Executive Officer or a majority of the entire Board of Directors. Notice thereof stating the place, date and hour of the meeting shall be given to each director either by mail not less than forty-eight (48) hours before the date of the meeting, by telephone, facsimile, telegram or e-mail on twenty-four (24) hours notice, or on such shorter notice as the person or persons calling such meeting may deem necessary or appropriate in the circumstances.

      3.5 Quorum. Except as may be otherwise specifically provided by law, the Certificate of Incorporation or these Bylaws, at all meetings of the Board of Directors or any committee thereof, a majority of the entire Board of Directors or such committee, as the case may be, shall constitute a quorum for the transaction of business and the act of a majority of the directors present at any meeting at which there is a quorum shall be the act of the Board of Directors. If a quorum shall not be present at any meeting of the Board of Directors or of any committee thereof, a majority of the directors present thereat may adjourn the meeting from time to time, without notice other than announcement at the meeting, until a quorum shall be present.

      3.6   Organization of Meetings. The Board of
Directors shall elect one of its members to be Chairman of the Board of Directors. The Chairman of the Board of Directors shall lead the Board of Directors in fulfilling its responsibilities as set forth in these By-Laws, including its responsibility to oversee the performance of the corporation, and shall determine the agenda and perform all other duties and exercise all other powers which are or from time to time may be delegated to him or her by the Board of Directors.

      Meetings of the Board of Directors shall be presided over by the Chairman of the Board of Directors, or in his or her absence, by the Chief Executive Officer, or in the absence of the Chairman of the Board of Directors and the Chief Executive Officer by such other person as the Board of Directors may designate or the members present may select.

      3.7   Actions of Board of Directors Without Meeting.
Unless otherwise restricted by the Certificate of Incorporation or these Bylaws, any action required or permitted to be taken at any meeting of the Board of Directors or of any committee thereof may be taken without a meeting, if all members of the Board of Directors or of such committee, as the case may be, consent thereto in writing, and the writing or writings are filled with the minutes of proceedings of the Board of Directors or committee.

      3.8 Removal of Directors by Stockholders. The entire Board of Directors may be removed from office with or without cause by a majority vote of the holders of the outstanding shares then entitled to vote at an election of directors. Any individual Director may be removed from office with or without cause by a majority vote of the Board of Directors. In case the Board of Directors or any one or more Directors be so removed, new Directors may be elected at the same time for the unexpired portion of the full term of the Director or Directors so removed.

      3.9 Resignations. Any Director may resign at any time by submitting his written resignation to the Board of Directors or Secretary of the Corporation. Such resignation shall take effect at the time of its receipt by the Corporation unless another time be fixed in the resignation, in which case it shall become effective at the time so fixed. The acceptance of a resignation shall not be required to make it effective.

      3.10  Committees. The Board of Directors may
designate one or more committees, each committee to consist of one or more of the directors of the Corporation. In the absence or disqualification of a member of a committee, the member or members thereof present at any meeting and not disqualified from voting, whether or not he or they constitute a quorum, may unanimously appoint another member of the Board of Directors to act at the meeting in the place of any such absent or disqualified member. Any such committee, to the extent provided by law and in the resolution of the Board of Directors establishing such committee, shall have and may exercise all the powers and authority of the Board of Directors in the management of the business and affairs of the Corporation, and may authorize the seal of the Corporation to be affixed to all papers which may require it; but no such committee shall have the power or authority in reference to amending the Certificate of Incorporation, adopting an agreement of merger or consolidation, recommending to the stockholders the sale, lease or exchange of all or substantially all of the Corporation's property and assets, recommending to the stockholders a dissolution of the Corporation or revocation of a dissolution or amending the Bylaws of the Corporation;
and, unless the resolution expressly so provides, no such committee shall have the power or authority to declare a dividend or to authorize the issuance of stock or to adopt a certificate of ownership and merger. Each committee shall keep regular minutes of its meetings and report the same to the Board of Directors when required.

      3.11 Compensation. The directors may be paid their expenses, if any, of attendance at each meeting of the Board of Directors and may be paid a fixed amount (in cash or other form of consideration) for attendance at each meeting of the Board of Directors or a stated salary as director. No such payment shall preclude any director from serving the Corporation in any other capacity and receiving compensation therefor. Members of special or standing committees maybe allowed like compensation for attending committee meetings.

      3.12  Interested Directors. No contract or
transaction between the Corporation and one or more of its directors or officers, or between the Corporation and any other corporation, partnership, association, or other organization in which one or more of its directors or officers are directors or officers, or have a financial interest, shall be void or voidable solely for this reason, or solely because the director or officer is present at or participates in the meeting of the Board of Directors or committee thereof which authorizes the contract or transaction, or solely because his or their votes are counted for such purpose, if (i) the material facts as to his or their relationship or interest and as to the contract or transaction are disclosed or are known to the Board of Directors or the committee, and the Board of Directors or committee in good faith authorizes the contract or transaction by the affirmative votes of a majority of the disinterested directors, even though the disinterested directors be less than a quorum; or (ii) the material facts as to his or their relationship or interest and as to the contract or transaction are disclosed or are known to the stockholders entitled to vote thereon, and the contract or transaction is specifically approved in good faith by vote of the stockholders; or (iii) the contract or transaction is fair as to the Corporation as of the time it is authorized, approved or ratified, by the Board of Directors, a committee thereof or the stockholders. Common or interested directors may be counted in determining the presence of a quorum at a meeting of the Board of Directors or of a committee which authorizes the contract or transaction.

      3.13  Meetings by Means of Conference Telephone.
Members of the Board of Directors or any committee designed by the Board of Directors may participate in a meeting of the Board of Directors or of a committee of the Board of Directors by means of conference telephone or similar communications equipment by means of which all persons participating in the meeting can hear each other, and participation in a meeting pursuant to this subsection shall constitute presence in person at such meeting.

                       ARTICLE IV
                        OFFICERS

      4.1 General. The officers of the Corporation shall be elected by the Board of Directors and may consist of: a Chairman of the Board, Chief Executive Officer, Chief
Financial Officer, and President of China Operations. The
Board of Directors, in its discretion, may also elect one or more Presidents (including Executive Vice-Presidents and
Senior Vice Presidents), Assistant Secretaries, Assistant
Treasurers, a Controller and such other officers as in the judgment of the Board of Directors may be necessary or desirable. Any number of offices may be held by the same person and more than one person may hold the same office, unless otherwise prohibited by law, the Certificate of Incorporation or these Bylaws. The officers of the Corporation need not be stockholders of the Corporation, nor need such officers be directors of the Corporation.

      4.2 Election. The Board of Directors at its first meeting held after each annual meeting of stockholders shall elect the officers of the Corporation who shall hold their offices for such terms and shall exercise such powers and perform such duties as shall be determined from time to time by the Board of Directors; and all officers of the Corporation shall hold office until their successors are chosen and qualified, or until their earlier resignation or removal. Except as otherwise provided in this Article IV, any officer elected by the Board of Directors may be removed at any time by the affirmative vote of a majority of the Board of Directors.
Any vacancy occurring in any office of the Corporation shall be filled by the Board of Directors. The salaries of all officers who are directors of the Corporation shall be fixed by the Board of Directors.

      4.3   Voting Securities Owned by the Corporation.
Powers of attorney, proxies, waivers of notice of meeting, consents and other instruments relating to securities owned by the Corporation may be executed in the name of and on behalf of the Corporation by the Chief Executive Officer or any Vice President, and any such officer may, in the name and on behalf of the Corporation, take all such action as any such officer may deem advisable to vote in person or by proxy at any meeting of security holders of any corporation in which the Corporation may own securities and at any such meeting shall possess and may exercise any and all rights and powers incident to the ownership of such securities and which, as the owner thereof, the Corporation might have exercised and possessed if present. The Board of Directors may, by resolution, from time to time confer like powers upon any other person or persons.

      4.4   Chief Executive Officer. Subject to the
provisions of these Bylaws and to the direction of the Board of Directors, the Chief Executive Officer shall have ultimate authority for decisions relating to the general management and control of the affairs and business of the Corporation and shall perform such other duties and exercise such other powers which are or from time to time may be delegated to him or her by the Board of Directors or these Bylaws, all in accordance with basic policies as established by and subject to the oversight of the Board of Directors.

      4.5   Chief Financial Officer. The Chief Financial
Officer shall have general supervision, direction and control of the financial affairs of the Corporation and shall perform such other duties and exercise such other powers which are or from time to time may be delegated to him or her by the Board of Directors or these Bylaws, all in accordance with basic policies as established by and subject to the oversight of the Board of Directors. In the absence of a named Treasurer, the Chief Financial Officer shall also have the powers and duties of the Treasurer as hereinafter set forth and shall be authorized and empowered to sign as Treasurer in any case where such officer's signature is required.


      4.6   Vice Presidents. At the request of the Chief
Executive Officer or in the absence of the Chief Executive
Officer, or in the event of his or her inability or refusal to act, the Vice President or the Vice Presidents if there is more than one (in the order designated by the Board of Directors) shall perform the duties of the Chief Executive
Officer, and when so acting, shall have all the powers of and be subject to all the restrictions upon such office.
Each Vice President shall perform such other duties and have such other powers as the Board of Directors from time to time may prescribe. If there be no Vice-President, the Board of Directors shall designate the officer of the Corporation who, in the absence of the Chief Executive
Officer or in the event of the inability or refusal of such officer to act, shall perform the duties of such office, and when so acting, shall have all the powers of and be subject to all the restrictions upon such office.

      4.7 The President of China Operations shall have general supervision, direction and control of the financial affairs of the Corporation pertaining to the operations in the People's Republic of China (China). He shall perform such other duties and exercise such other powers which are or from time to time may be delegated to him or herby the Chairman of the Board or the Chief Executive Officer.

      4.8 Secretary. The Secretary shall attend all meetings of the Board of Directors and all meetings of stockholders and record all the proceedings thereat in a book or books to be kept for that purpose; the Secretary shall also perform like duties for the standing committees when required. The Secretary shall give, or cause to be given, notice of all meetings of the stockholders and special meetings of the Board of Directors, and shall perform such other duties as may be prescribed by the Board of Directors or the Chief Executive Officer, under whose supervision the Secretary shall be. If the Secretary shall be unable or shall refuse to cause to be given notice of all meetings of the stockholders and special meetings of the Board of Directors, then any Assistant Secretary shall perform such actions. If there be no Assistant Secretary, then the Board of Directors or the Chief Executive Officer may choose another officer to cause such notice to be given. The Secretary shall have custody of the seal of the Corporation and the Secretary or any Assistant Secretary, if there be one, shall have authority to affix the same to any instrument requiring it and when so affixed, it may be attested by the signature of the Secretary or by the signature of any such Assistant Secretary. The Board of Directors may give general authority to any other officer to affix the seal of the Corporation and to attest the affixing by his signature. The Secretary shall see that all books, reports, statements, certificates and other documents and records required by law to be kept or filed are properly kept or filed, as the case may be.

      4.9 Treasurer. The Treasurer shall have the custody of the corporate funds and securities and shall keep full and accurate accounts of receipts and disbursements in books belonging to the Corporation and shall deposit all moneys and other valuable effects in the name and to the credit of the Corporation in such depositories as may be designated by the Board of Directors. The Treasurer shall disburse the funds of the Corporation as may be ordered by the Board of Directors, taking proper vouchers for such disbursements, and shall render to the Chief Executive Officer and the Board of Directors, at its regular meetings, or when the Board of Directors so requires, an account of all his transactions as Treasurer and of the financial condition of the Corporation. If required by the Board of Directors, the Treasurer shall give the Corporation a bond in such sum and with such surety or sureties as shall be satisfactory to the Board of Directors for the faithful performance of the duties of his office and for the restoration to the Corporation, in case of his death, resignation, retirement or removal from office, of all books, papers, vouchers, money and other property of whatever kind in his possession or under his control belonging to the Corporation.

      4.10  Assistant Secretaries. Except as may be
otherwise provided in these Bylaws, Assistant Secretaries, if there be any, shall perform such duties and have such powers as from time to time may be assigned to them by the Board of Directors, the Chief Executive Officer, any Vice
President, if there be one, or the Secretary, and in the absence of the Secretary or in the event of his disability or refusal to act, shall perform the duties of the Secretary, and when so acting, shall have all the powers of and be subject to all the restrictions upon the Secretary.

      4.11 Assistant Treasurers. Assistant Treasurers, if there be any, shall perform such duties and have such powers as from time to time may be assigned to them by the Board of Directors, the Chief Executive Officer, any Vice President, if there be one, or the Treasurer, and in the absence of the Treasurer or in the event of his disability or refusal to act, shall perform the duties of the Treasurer, and when so acting, shall have all the powers of and be subject to all the restrictions upon the Treasurer.
If required by the Board of Directors, an Assistant Treasurer shall give the Corporation a bond in such sum and with such surety or sureties as shall be satisfactory to the Board of Directors for the faithful performance of the duties of his office and for the restoration to the Corporation, in case of his death, resignation, retirement or removal from office, of all books, papers, vouchers, money and other property of whatever kind in his possession or under his control belonging to the Corporation.

      4.12 Controller. The Controller shall establish and maintain the accounting records of the Corporation in accordance with generally accepted accounting principles applied on a consistent basis, maintain proper internal control of the assets of the Corporation and shall perform such other duties as the Board of Directors, the Chief
Executive Officer or any Vice President of the Corporation may prescribe.

      4.13 Other Officers. Such other officers as the Board of Directors may choose shall perform such duties and have such powers as from time to time maybe assigned to them by the Board of Directors. The Board of Directors may delegate to any other officer of the Corporation the power to choose such other officers and to prescribe their respective duties and powers.

      4.14 Vacancies. The Board of Directors shall have the power to fill any vacancies in any office occurring from whatever reason.

      4.15 Resignations. Any officer may resign at any time by submitting his written resignation to the Corporation. Such resignation shall take effect at the time of its receipt by the Corporation, unless another time be fixed in the resignation, in which case it shall become effective at the time so fixed. The acceptance of a resignation shall not be required to make it effective.

      4.16 Removal. Subject to the provisions of any employment agreement approved by the Board of Directors, any officer of the Corporation may be removed at any time, with or without cause, by the Board of Directors.

                         ARTICLE V
                       CAPITAL STOCK

      5.1 Form of Certificates. Every holder of stock in the Corporation shall be entitled to have a certificate signed, in the name of the Corporation (i) by the Chairman of the Board, Chief Executive Officer or President of China
Operations, and (ii) by the Chief Financial Officer, or the Secretary or an Assistant Secretary of the Corporation, certifying the number of shares owned by him in the Corporation.

      5.2 Signatures. Any or all of the signatures on the certificate may be a facsimile, including, but not limited to, signatures of officers of the Corporation and countersignatures of a transfer agent or registrar. In case an officer, transfer agent or registrar who has signed or whose facsimile signature has been placed upon a certificate shall have ceased to be such officer, transfer agent or registrar before such certificate is issued, it may be issued by the Corporation with the same effect as if he were such officer, transfer agent or registrar at the date of issue.

      5.3 Lost Certificates. The Board of Directors may direct a new certificate or certificates to be issued in place of any certificate or certificates theretofore issued by the Corporation alleged to have been lost, stolen or destroyed, upon the making of an affidavit of that fact by the person claiming the certificate of stock to be lost, stolen or destroyed. When authorizing such issue of a new certificate, the Board of Directors may, in its discretion and as a condition precedent to the issuance thereof, require the owner of such lost, stolen or destroyed certificate, or his legal representative, to advertise the same in such manner as the Board of Directors shall require and/or to give the Corporation a bond in such sum as it may direct as indemnity against any claim that may be made against the Corporation with respect to the certificate alleged to have been lost, stolen or destroyed.

      5.4 Transfers. Stock of the Corporation shall be transferable in the manner prescribed by law and in these Bylaws. Transfers of stock shall be made on the books of the Corporation only by the person named in the certificate or by his attorney lawfully constituted in writing and upon the surrender of the certificate therefor, which shall be canceled before a new certificate shall be issued. Upon surrender to the Corporation or the transfer agent of the Corporation of a certificate for shares duly endorsed or accompanied by proper evidence of succession, assignment or authority to transfer, it shall be the duty of the Corporation to issue a new certificate to the person entitled thereto, cancel the old certificate and record the transactions upon its books, unless the Corporation has a duty to inquire as to adverse claims with respect to such transfer which has not been discharged. The Corporation shall have no duty to inquire into adverse claims with respect to such transfer unless (a) the Corporation has received a written notification of an adverse claim at a time and in a manner which affords the Corporation a reasonable opportunity to act on it prior to the issuance of a new, reissued or re-registered share certificate and the notification identifies the claimant, the registered owner and the issue of which the share or shares is a part and provides an address for communications directed to the claimant; or (b) the Corporation has required and obtained, with respect to a fiduciary, a copy of a will, trust, indenture, articles of co-partnership, Bylaws or other controlling instruments, for a purpose other than to obtain appropriate evidence of the appointment or incumbency of the fiduciary, and such documents indicate, upon reasonable inspection, the existence of an adverse claim. The Corporation may discharge any duty of inquiry by any reasonable means, including notifying an adverse claimant by registered or certified mail at the address furnished by him or, if there be no such address, at his residence or regular place of business that the security has been presented for registration of transfer by a named person, and that the transfer will be registered unless within thirty days from the date of mailing the notification, either (a) an appropriate restraining order, injunction or other process issues from a court of competent jurisdiction; or (b) an indemnity bond, sufficient in the Corporation's judgment to protect the Corporation and any transfer agent, registrar or other agent of the Corporation involved from any loss which it or they may suffer by complying with the adverse claim, is filed with the Corporation.

      5.5   Fixing Record Date. In order that the
Corporation may determine the stockholders entitled to notice or to vote at any meeting of stockholders or any adjournment thereof, or to express consent to corporate action in writing without a meeting, or entitled to receive payment of any dividend or other distribution or allotment of any rights, or entitled to exercise any rights in respect of any change, conversion or exchange of stock or for the purpose of any other lawful action, the Board of Directors may fix a record date, which record date shall not precede the date upon which the resolution fixing the record is adopted by the Board of Directors, and which record date shall not be more than sixty (60) nor less than ten (10) days before the date of such meeting, nor more than ten (10) days after the date upon which the resolution fixing the record date of action with a meeting is adopted by the Board of Directors, nor more than sixty (60) days prior to any other action. If no record date is fixed:

      (a) The record date for determining stockholders entitled to notice of or to vote at a meeting of stockholders shall be at the close of business on the day next preceding the day on which notice is given, or, if notice is waived, at the close of business on the day next preceding the day on which the meeting is held.

      (b) The record date for determining stockholders entitled to express consent to corporate action in writing without a meeting, when no prior action by the Board of Directors is necessary, shall be the first date on which assigned written consent is delivered to the Corporation.

      (c) The record date for determining stockholders for any other purpose shall be at the close of business on the day on which the Board of Directors adopts the resolution relating thereto.

      A determination of stockholders of record entitled to notice of or to vote at a meeting of stockholders shall apply to any adjournment of the meeting; provided, however, that the Board of Directors may fix a new record date for the adjourned meeting.

      5.6   Registered Stockholders. Prior to due
presentment for transfer of any share or shares, the Corporation shall treat the registered owner thereof as the person exclusively entitled to vote, to receive notifications and to all other benefits of ownership with respect to such share or shares, and shall not be bound to recognize any equitable or other claim to or interest in such share or shares on the part of any other person, whether or not it shall have express or other notice thereof, except as otherwise provided by the laws of the State of Delaware.

                        ARTICLE VI
                          NOTICES

      6.1 Form of Notice. Notices to directors and stockholders other than notices to directors of special meetings of the Board of Directors which may be given by any means stated in Article III, Section 4, shall be in writing and delivered personally or mailed to the directors or stockholders at their addresses appearing on the books of the corporation. Notice by mail shall be deemed to be given at the time when the same shall be mailed. Notice to directors may also be given by telegram.

      6.2 Waiver of Notice. Whenever any notice is required to be given under the provisions of law or the Certificate of Incorporation or by these Bylaws of the Corporation, a written waiver, signed by the person or persons entitled to notice, whether before or after the time stated therein, shall be deemed equivalent to notice.
Attendance of a person at a meeting shall constitute a waiver of notice of such meeting, except when the person attends a meeting for the express purpose of objecting, at the beginning of the meeting, to the transaction of any business because the meeting is not lawfully called or convened. Neither the business to be transacted at, nor the purpose of, any regular, or special meeting of the stockholders, Directors, or members of a committee of Directors need be specified in any written waiver of notice unless so required by the Certificate of Incorporation.

                         ARTICLE VII
        INDEMNIFICATION OF DIRECTORS AND OFFICERS

      7.1 The Corporation shall indemnify any person who was or is a party or is threatened to be made a party to any threatened, pending or completed action, suit or proceeding, whether civil, criminal, administrative or investigative(other than an action by or in the right of the Corporation) by reason of the fact that he is or was a director, officer, employee or agent of the Corporation, or is or was serving at the request of the Corporation as a director, officer, employee or agent of another corporation, partnership, joint venture, trust or other enterprise, against expenses (including attorneys' fees), judgments, fines and amounts paid in settlement actually and reasonably incurred by him in connection with such action, suit or proceeding if he acted in good faith and in a manner he reasonably believed to be in or not opposed to the best interests of the Corporation, and, with respect to any criminal action or proceeding, had no reasonable cause to believe his conduct was unlawful. The termination of any action, suit or proceeding by judgment, order, settlement, conviction, or upon a plea of nolo contendere or its equivalent, shall not, of itself, create a presumption that the person did not act in good faith and in a manner which he reasonably believed to be in or not opposed to the best interests of the Corporation, and, with respect to any criminal action or proceeding, had reasonable cause to believe that his conduct was unlawful.

      7.2 The Corporation shall indemnify any person who was or is a party, or is threatened to be made a party to any threatened, pending or completed action or suit by or in the right of the Corporation to procure a judgment in its favor by reason of the fact that he is or was a director, officer, employee or agent of the Corporation, or is or was serving at the request of the Corporation as a director, officer, employee or agent of another Corporation, partnership, joint venture, trust or other enterprise against expenses (including attorneys' fees) actually and reasonably incurred by him in connection with the defense or settlement of such action or suit if he acted in good faith and in a manner he reasonably believed to be in or not opposed to the best interests of the Corporation and except that no indemnification shall be made in respect of any claim, issue or matter as to which such person shall have been adjudged to be liable to the Corporation unless and only to the extent that the Court of Chancery or the court in which such action or suit was brought shall determine upon application that, despite the adjudication of liability but in view of all the circumstances of the case, such person is fairly and reasonably entitled to indemnity for such expenses which the Court of Chancery or such other court shall deem proper.

      7.3   To the extent that a director, officer,
employee or agent of the Corporation has been successful on the merits or otherwise in defense of any action, suit or proceeding referred to in Sections 1 or 2 of this Article, or in defense of any claim, issue or matter therein, he shall be indemnified against expenses (including attorneys' fees) actually and reasonably incurred by him or her in connection therewith.

      7.4 Any indemnification under sections 1 or 2 of this Article (unless ordered by a court) shall be made by the Corporation only as authorized in the specific case upon a determination that indemnification of the director, officer, employee or agent is proper in the circumstances because he has met the applicable standard of conduct set forth in such section. Such determination shall be made:

       (a)  By the Board of Directors by a majority
            vote of a quorum consisting of directors who were not parties to such action, suit or proceeding, or

       (b)  If such a quorum is not obtainable, or,
            even if obtainable a quorum of disinterested directors so directs, by independent legal counsel in a written opinion, or

       (c)  By the stockholders.

      7.5 Expenses (including attorneys' fees) incurred by an officer or director in defending any civil, criminal, administrative or investigative action, suit or proceeding may be paid by the Corporation in advance of the final disposition of such action, suit or proceeding upon receipt of an undertaking by or on behalf of such director or officer to repay such amount if it shall ultimately be determined that he is not entitled to be indemnified by the Corporation as authorized in this Section. Such expenses (including attorneys' fees) incurred by other employees and agents may be so paid upon such terms and conditions, if any, as the Board of Directors deems appropriate.

      7.6 The indemnification and advancement of expenses provided by, or granted pursuant to the other sections of this Article shall not be deemed exclusive of any other rights to which those seeking indemnification or advancement of expenses may be entitled under any bylaw, agreement, vote of stockholders or disinterested directors or otherwise, both as to action in his official capacity and as to action in another capacity while holding such office.

      7.7 The Corporation shall have power to purchase and maintain insurance on behalf of any person who is or was a director, officer, employee or agent of the Corporation, or is or was serving at the request of the Corporation as a director, officer, employee or agent of another Corporation, partnership, joint venture, trust or other enterprise against any liability asserted against him and incurred by him in any such capacity, or arising out of his status as such, whether or not the Corporation would have the power to indemnify him against such liability under the provisions of this Article.

      7.8 For purposes of this Article, references to "the Corporation" shall include, in addition to the resulting Corporation, any constituent Corporation (including any constituent of a constituent) absorbed in a consolidation or merger which, if its separate existence had continued, would have had power and authority to indemnify its directors, officers, and employees or agents, so that any person who is or was a director, officer, employee or agent of such constituent Corporation, or is or was serving at the request of such constituent Corporation as a director, officer, employee or agent of another Corporation, partnership, joint venture, trust or other enterprise, shall stand in the same position under this Article with respect to the resulting or surviving Corporation as he would have with respect to such constituent Corporation of its separate existence had continued.

      7.9 For purposes of this Article, references to "other enterprises" shall include employee benefit plans; references to "fines" shall include any excise taxes assessed on a person with respect to any employee benefit plan; and references to "serving at the request of the Corporation" shall include any service as a director, officer, employee or agent of the Corporation which imposes duties on, or involves services by, such director, officer, employee, or agent with respect to an employee benefit plan, its participants or beneficiaries; and a person who acted in good faith and in a manner he reasonably believed to be in the interest of the participants and beneficiaries of an employee benefit plan shall be deemed to have acted in a manner "not opposed to the best interests of the Corporation" as referred to in this Article.

      7.10 The indemnification and advancement of expenses provided by, or granted pursuant to, this Article shall, unless otherwise provided when authorized or ratified, continue as to a person who has ceased to be a director, officer, employee or agent and shall inure to the benefit of the heirs, executors and administrators of such a person.

      7.11 No director or officer of the Corporation shall be personally liable to the Corporation or to any stockholder of the Corporation for monetary damages for breach of fiduciary duty as a director or officer, provided that this provision shall not limit the liability of a director or officer (i) for any breach of the director's or the officer's duty of loyalty to the Corporation or its stockholders, (ii) for acts or omissions not in good faith or which involve intentional misconduct or a knowing violation of law, (iii) under Section 174 of the General
Corporation Law of Delaware, or (iv) for any transaction from which the director or officer derived an improper personal benefit.

                      ARTICLE VIII
                   GENERAL PROVISIONS

      8.1 Reliance on Books and Records. Each Director, each member of any committee designated by the Board of Directors, and each officer of the Corporation, shall in the performance of his duties, be fully protected in relying in good faith upon the books of account or other records of the Corporation, including reports made to the Corporation by any of its officers, by an independent certified public accountant, or by an appraiser selected with reasonable care.

      8.2 Dividends. Subject to the provisions of the Certificate of Incorporation, if any, dividends upon the capital stock of the Corporation maybe declared by the Board of Directors at any regular or special meeting, pursuant to law. Dividends may be paid in cash, in property, or in shares of the capital stock, subject to the provisions of the Certificate of Incorporation. Before payment of any dividend, there may be set aside out of any funds of the Corporation available for dividends such sum or sums as the Directors from time to time, in their absolute discretion, think proper as a reserve or reserves to meet contingencies, or for equalizing dividends, or for repairing or maintaining any property of the Corporation, or for such other purpose as the Directors shall think conducive to the interest of the Corporation, and the Directors may modify or abolish any such reserve in the manner in which it was created.

      8.3 Annual Statement. The Board of Directors shall present at each annual meeting, and at any special meeting of the stockholders when called for by vote of the stockholders, a full and clear statement of the business and condition of the Corporation.

      8.4 Checks. All checks or demands for money and notes of the Corporation shall be signed by such officer or officers or such other persons as the Board of Directors may from time to time designate.

      8.5 Fiscal Year. The fiscal year of the Corporation shall be as determined by the Board of Directors. If the Board of Directors shall fail to do so, the Chief Executive
Officer shall fix the fiscal year.


      8.6 Seal. The corporate seal shall have inscribed thereon the name of the Corporation, the year of its organization and the words "Corporate Seal, Delaware". The seal may be used by causing it or a facsimile thereof to be impressed or affixed or in any manner reproduced.

      8.7 Amendments. The original or other Bylaws may be adopted, amended or repealed by the stockholders entitled to vote thereon at any regular or special meeting or, if the Certificate of Incorporation so provides, by the Board of Directors, the fact that such power has been so conferred upon the Board of Directors shall not divest the stockholders of the power nor limit their power to adopt, amend or repeal Bylaws.

      8.8 Interpretation of Bylaws. All words, terms and provisions of these Bylaws shall be interpreted and defined by and in accordance with the General Corporation Law of the State of Delaware, as amended, and as amended from time to time hereafter.