Form 10KSB
Asia Automotive Acquisition Corp.
filed 2008-03-13
CIK 1332552

UNITED STATES
              SECURITIES AND EXCHANGE COMMISSION
                     Washington, DC 20549
                          FORM 10-KSB


* ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

              For the fiscal year ended December 31, 2007
                                Or

TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                 Commission file number: 333-127755


               ASIA AUTOMOTIVE ACQUISITION CORPORATION


          Delaware                           20 -3022522
(State or other jurisdiction of   (I.R.S. Employer Identification No.)
 incorporation or organization)

 199 Pierce Street, Suite 202
 Birmingham, Michigan                        48009
(Address of principal executive
 offices)                                  (Zip Code)



                           (248) 593-8330
             Registrant's telephone number, including area code


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject
to such filing requirements for the past 90 days. Yes [X]   No[ ]

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

State the aggregate market value of the voting stock held by non-affiliates computed by reference to the price at which the stock was sold, on the average bid and asked prices of such stock, as of a specified date within the past 60 days. The aggregate market value of the voting stock held by public investors based on a sales price of $7.90 for the company's voting stock of 5,031,250 shares held on February 15, 2008 is approximately $39,746,875.



                APPLICABLE ONLY TO CORPORATE ISSUERS

DOCUMENTS INCORPORATED BY REFERENCE

None

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 6,380,250 Shares of Common Stock, $0.001 per share as of February 15, 2008

Transitional Small Business Disclosure Format (Check One):
Yes [   ]      No [X]

=========================================================================



             ASIA AUTOMOTIVE ACQUSITION CORPORATION
                        Table of Contents

                                                  Page
                                                  ____

PART I                                              4
   Item 1  Description of Business                  4
   Item 2  Description of Property                  4
   Item 3  Legal Proceedings                        4
   Item 4  Submission of Matters to a Vote of
           Security Holders                         4

PART II                                             5
   Item 5  Market for Common Equity and Related
           Stockholder Matters                      5
   Item 6  Management's Discussion and Analysis or
           Plan of Operation                        6
   Item 7  Financial Statements                     7
   Item 8  Changes In and Disagreements With
           Accountants on Accounting and Financial
           Disclosure                               8
   Item 8A Controls and Procedures                  8
   Item 8B Other Information                        8

PART III                                            8
   Item 9  Directors and Executive Officers of the
           Registrant                               8
   Item 10 Executive Compensation                   11
   Item 11 Security Ownership of Certain Beneficial
           owners and Management and Related
           Stockholder Matters                      11
   Item 12 Certain Relationships and Related
           Transactions and Director Independence   13
   Item 13 Exhibits                                 16
   Item 14 Principal Accountant Fees and Services   17

SIGNATURE PAGE                                      18


=====================================================================
PART I

Item 1.  Description of Business

Asia Automotive Acquisition Corporation ("AAAC") is a Delaware blank check company. The company was incorporated June 20, 2005, and completed its initial public offering on April 18, 2006. Since the closing of the public offering, management has vigorously pursued the process of investigating one or more potential business combination (s). See Item 6. Management's Discussion and Analysis or Plan of Operation regarding Recent Developments. The company has not yet engaged in any business operations.

The company has four executive officers, three of whom are members of our board of directors. Our Chairman, CEO and President of China Operations have devoted substantially their full business time to the process of effecting a business combination. However, the officers have not been paid by the company. See Item 10. Executive Compensation. The company does not employ any employees and does not expect to have any full time employees until a business combination is consummated.

Item 2.  Description of Property.

We maintain our principal executive office at the following location:

* United States executive offices at 199 Pierce St. Suite 202,
  Birmingham, Michigan, 48009;

We maintain our regional offices at the following locations:

* Beijing, China regional offices at Cai Zhi Fortune Tower, Room 834, #5 Chang Zhi Road, Haidian District Beijing, China 10008

* Hong Kong regional office at 1211 Peninsula Tower 538 Castle Peak Road Kowloon, Hong Kong

* ASEAN Regional office at 46/14 Moo 105th Floor Nation Tower, Bangna Trad Rd. Bangna, Bangna,Bangkok 10260, Thailand

The cost for these spaces is included in the $7,500 per-month fee paid to Asia Development Capital LLC for general and administrative services, including office space, and utilities. We believe, based on rents and fees for similar services in these locations, that the fee charged by Asia Development Capital LLC is at least as favorable as we could have obtained from an unaffiliated person. We consider our current office space adequate for our current operations.

Item 3.  Legal Proceedings.

To the knowledge of management, there is no litigation currently pending or contemplated against us or any of our officers or directors in their capacity as such.

Item 4.  Submission of Matters to a Vote of Security Holders.

No matters were submitted to a vote of our security holders during the fiscal year ended December 31, 2007.



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

OTC Bulletin Board
                       Common Stock         Warrants            Units
                      High      Low        High     Low      High     Low
                     __________________    ________________  _______________
2007 First Quarter   $ 8.40     $7.50      $ 2.16   $ 1.82   $10.56   $ 9.32

2007 Second Quarter  $ 7.74     $7.42      $ 2.40   $ 1.97   $ 9.96   $ 9.38

2006 Third Quarter   $ 8.15     $7.40      $ 2.95   $ 1.76   $10.70   $ 9.15

2007 Fourth Quarter  $ 8.65     $7.64      $ 3.30   $ 1.90   $11.68   $ 9.42


Holders

As of December 13, 2007, there were 115 holders of record of the units, 150 holders of record of the common stock and 124 holders of record of the warrants. AAAC believes that the beneficial holders of the units, common stock and warrants to be in excess of 314 persons each.

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

If AAAC does not complete a business combination by April 19, 2008, AAAC will be dissolved and will distribute to all of its public stockholders, in proportion to their respective equity interests, an aggregate sum equal to the amount in the trust account, inclusive of any interest, plus any remaining net assets. AAAC's existing stockholders have waived their rights to participate in any liquidation distribution with respect to shares of common stock owned by them immediately prior to the initial public offering. There will be no distribution from the trust account with respect to AAAC's warrants.


Recent Developments

On July 25, 2007 AAAC announced that it has executed an Equity Acquisition Agreement ("EAA") to acquire Hunan TX Enterprise Co., Ltd. ("Hunan Tongxin"). Pursuant to the EAA, AAAC formed a wholly owned subsidiary under the laws of the British Virgin Islands, under the name Tongxin International, Ltd. ("TI")". At the time of closing of the EAA, AAAC will merge with and into TI for the purpose of redomestication ("Redomestication Merger") out of the United States to secure greater corporate flexibility to structure the business of Hunan Tongxin within China. Simultaneously with the Redomestication Merger, TI will acquire all of the equity of Hunan Tongxin, pursuant to existing EAA. Following consummation of the EAA and the Redomestication Merger, TI will continue as the surviving company.

Under the EAA, the Hunan Tongxin stockholders and their designees will be paid an aggregate of $13,000,000 in cash for all the outstanding common stock of Hunan Tongxin. The Hunan Tongxin shareholders and their designees shall sell, transfer, assign and convey to TI, and TI shall purchase from the Hunan Tongxin shareholders, all of the rights, title and interest of the Hunan Tongxin shareholders representing all of the common stock of Hunan Tongxin.

Pursuant to the Redomestication Merger, all of the AAAC common stock held by AAAC's stockholders will be converted into common stock in TI on a one-to-one basis and the outstanding warrants issued by AAAC will be assumed by TI.

As part of the purchase price, Hunan Tongxin Management who are currently equity holders in Hunan Tongxin will be issued an aggregate of 4,500,000 shares of TI common stock to remain with Hunan Tongxin from the date of the Key Employees Employment Agreement to the time the business transaction is consummated.

In the first quarter 2008, pursuant to a Performance Earn Out Agreement, Hunan Tongxin Management will be issued an aggregate of 2,000,000 shares of common stock of TI (on an all-or-none basis) if, on a consolidated basis, TI generates after-tax profits of $9,500,000 in fiscal year 2007 (excluding one time costs associated with the transaction and corporate costs).

AAAC and the Hunan Tongxin Stockholders plan to complete the Equity Acquisition promptly after the AAAC special meeting, provided that:

* AAAC's stockholders have approved the Equity Acquisition Agreement and the Redomestication proposals;
* holders of less than 20% of the shares of common stock issued in AAAC's initial public offering vote against
* the Equity Acquisition proposal and demand conversion of their shares into cash; and
* the other conditions specified in the Equity Acquisition Agreement have been satisfied or waived.

Most of the activity from June 20, 2005 (inception) to December 31, 2007 relates to the Company's formation, public offering and recent developments related to the proposed business combination described in this 10-KSB.


Comparison of the Fiscal Years Ended  December 31, 2007 and  2006

Results of Operations

For the fiscal year ended December 31, 2007, AAAC had a net loss of $2,546,812 compared to a net loss $3,569,613 for the same period in 2006. The net loss in 2007 consisted of interest income of $1,834,484, net of a warrant liability loss of $3,395,625 and formation operating costs of $839,349. For the same period the prior year interest income, a warrant liability loss and formation operating costs were $1,308,833, $3,783,750 and $636,637, respectively. Net loss per common share was $.40 in 2007 compared to $.73 in the same period in 2006.

Critical Accounting Policies

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of expenses during the reporting period. Actual results could differ from those estimates.

In December 2007, the FASB issued Statement of Financial Accounting Standards No. 141 (revised 2007), "Business Combinations" ("FAS 141R"). FAS 141R replaces Statement of Financial Accounting Standards No. 141, "Business Combinations" ("FAS 141"), although it retains the fundamental requirement in FAS 141 that the acquisition method of accounting be used for all business combinations. FAS 141R establishes principles and requirements for how the acquirer in a business combination (a) recognizes and measures the assets acquired, liabilities assumed and any non-controlling interest in the acquiree, (b) recognizes and measures the goodwill acquired in a business combination or a gain from a bargain purchase and (c) determines what information to disclose regarding the business combination. FAS 141R applies prospectively to business combinations for which the acquisition date is on or after the beginning of our 2009 fiscal year. We are currently assessing the potential effect of FAS 141R on our financial statements.

In June 2006, the FASB issued Interpretation No. 48, "Accounting for Uncertainty in Income Taxes - An Interpretation of SFAS No.109" ("FIN 48"). FIN 48 clarifies the accounting for uncertainty in tax positions recognized in a company's financial statements in accordance with SFAS
No. 109, "Accounting for Income Taxes." FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of the tax position taken or expected to be taken in a tax return. The Company adopted FIN 48. The adoption of FIN 48 did not have any impact on the accompanying financial statements since we have not identified any uncertain tax positions as defined by FIN 48.

Management does not believe that any other recently issued, but not yet effective, accounting standards if currently adopted would have a material effect on the accompanying financial statements.

Going Concern

If the Company does not complete a business combination by April 18, 2008, the Company will be dissolved. In connection with such dissolution, the Company will distribute to all of its public stockholders, in proportion to their respective equity interests, an aggregate sum equal to the amount in the trust account, inclusive of any interest (net of taxes), plus any remaining net assets. The Company's stockholders who obtained their shares of Company common stock prior to the Offering have waived their rights to participate in any liquidation distribution with respect to shares of common stock owned by them immediately prior to the Offering, but they will participate in any liquidation distribution with respect to shares of common stock purchased in or following the Offering. There will be no distribution from the trust account with respect to the Company's warrants.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company's recurring losses and difficulty in generating sufficient cash flow to meet its obligations and sustain its operations raise substantial doubt about its ability to continue as a going concern. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.


Item 7.  Financial Statements.

Reference is made to our financial statements beginning on page F-1 of this report.

Item 8 Changes In and Disagreements With Accountants on Accounting and Financial Disclosure.

None.

Item 8A.  Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

We maintain a system of disclosure controls and procedures, as defined in Exchange Act Rule 13a-15(e),which is designed to provide reasonable assurance that information, which is required to be disclosed in our reports filed pursuant to the Securities and Exchange Act of 1934, as amended (the "Exchange Act"), is accumulated and communicated to management in a timely manner. Under the supervision and with the participation of management, including our Chairman, Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the Company's effectiveness of disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act") as of the end of the period covered by this Annual Report on Form 10-KSB. Based on that evaluation, the Chairman, Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures have not been operating effectively as of the end of the period covered by this report. In connection with the preparation of our Report of Form 10-KSB, management identified a material weakness, due to an insufficient number of resources in the accounting and finance department, resulting in (i) an ineffective review, monitoring and analysis of schedules, reconciliations and financial statement disclosures and (ii) the misapplication of U.S. GAAP and SEC reporting requirements. Due to the pervasive effect of the lack of resources, including a lack of resources that are appropriately qualified in the areas of U.S. GAAP and SEC reporting, and the potential impact on the financial statements and disclosures and the importance of the annual financial closing and reporting process, in the aggregate, there is more than a remote likelihood that a material misstatement of the annual financial statements would not have been prevented or detected.

Changes in Internal Control over Financial Reporting

There has not been any change in our internal control over financial reporting in connection with the evaluation required by Rule 13a-15(d) under the Exchange Act that occurred during the quarter ended December 31, 2007, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Management's Report on Internal Control over Financial Reporting Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Internal control over financial reporting, as defined in Exchange Act Rule 13a-15(f), is a process designed by, or under the supervision of, our principal executive and principal financial officers and effected by our Board of Directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles and includes those policies and procedures that:

* Pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of our assets;

* Provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that our receipts and expenditures are being made only in accordance with authorizations of our management and directors; and

* Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. All internal control systems, no matter how well designed, have inherent limitations. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation. The scope of management's assessment of the effectiveness of internal control over financial reporting includes all of our Company's consolidated subsidiaries.

Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2007. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in "Internal Control-Integrated Framework." Based on this assessment, management believes that, as of December 31, 2007, our internal control over financial reporting was not effective due to the pervasive effect of the lack of resources, including a lack of resources that are appropriately qualified in the areas of U.S. GAAP and SEC reporting, and the potential impact on the financial statements and disclosures and the importance of the annual financial closing and reporting process, in the aggregate, there is more than a remote likelihood that a material misstatement of the annual financial statements would not have been prevented or detected.

This annual report does not include an attestation report of the Company's registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by the Company's registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the Company to provide only management's report in this annual report.


Item 8B.  Other Information.

None.


PART III


Item 9.  Directors and Executive Officers of the Registrant.

Our current directors and executive officers are as follows:

Name                  Age     Position
___________________  _____    __________________________________
William R. Herren     61      Chairman of the Board of Directors
Rudy Wilson           58      Chief Executive Officer and Director
Dr. David J. Brophy   70      Chief Financial & Accounting Officer
                              and Director
Chun Yi Hao           45      President of China Operations
Donald L. Runkle      61      Director

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

Chun Hao has served as our president of China operations. In January 2004 Mr. Hao co-founded Asia Development Capital LLC. From 2003 Mr. Hao was a founding member of Pentad, Ltd, a Hong Kong Electronics outsourcing firm. From 1999 to 2002, he served as director of Costal Power, a power generating and investment facility firm where he was responsible for management of its investment portfolio in the PRC. From January 1994 through 1998, at Delphi Asia, a United Sates based company, he was responsible for overseeing various financial aspects of its China investment strategy including due diligence, auditing and post venture internal controls. Mr. Hao received a Bachelors of Arts Degree in French and English from the Beijing Languages Institute, a Masters of Arts Degree from Notre Dame and an M.B.A. from Pace University.

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

Our board of directors is divided into three classes with only one class of directors being elected in each year and each class serving a three-year term. The term of office of the first class of directors, consisting ofChun Hao, will expire at our first annual meeting of stockholders. The term of office of the second class of directors, consisting of Dr. David J. Brophy and Donald Runkle, will expire at the second annual meeting. The term of office of the third class of directors, consisting of William R. Herren and Rudy Wilson, will expire at the third annual meeting. The special advisors' duties are limited to providing advice and input on potential business combinations that are located, researched and brought to the attention of the board of directors. Their individual background experiences within the automotive industry as well as their global locations are suited to these duties. All advisors are considered to each have a fiduciary responsibility for the company.

During the fiscal year ended December 31, 2007, the directors did not receive any cash compensation for their service as members of the board of directors.


Section 16 (a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities and Exchange Act of 1931, requires our directors and executive officers and persons who own more than 10% of a registered class of our equity securities, to file with the Securities and Exchange Commission initial reports of ownership and reports of changes in beneficial ownership of common stock and other equity securities to us. Directors, officers and greater than 10% stockholders are required by SEC regulations to furnish us with all
Section 16(a) forms they file.

To our knowledge, based solely upon our review of the copies of such reports furnished to us, we believe that all of our directors, officers and greater than 10% stockholders have complied with the applicable
Section 16(a) reporting requirements.

Board of Directors and Committees of the Board

Our Board of Directors met three times during the fiscal year ended December 31, 2007. We do not currently have any Board Committees and do not anticipate any until such time, if any, as a business combination is consummated.

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

During the fiscal year ended December 31, 2007, the directors did not receive any cash compensation for their service as members of the board of directors.


Item 11.   Security Ownership of Certain Beneficial Owners and
           Management and Related Stockholder Matters

The following table sets forth information regarding the beneficial ownership of our common stock as of December 31, 2007 by:

* each person known by us to be the beneficial owner of more than 5% of our outstanding shares of common stock;
* each of our officers and directors; and
* all our officers and directors as a group.

Unless otherwise indicated, we believe that all persons named in the table have sole voting and investment power with respect to all shares of common stock beneficially owned by them.

                                      Amount and Nature
                                      of Beneficial       Percent
Name and Address of Beneficial Owner  Ownership (2)       Class (3)
------------------------------------  -----------------   ------------

William R. Herren (1) (4)              448,000            7.02%
Rudy Wilson (1) (5)                    448,000            7.02%
Chun Y. Hao (1) (6)                    173,000            2.71%
David J. Brophy (1)                     60,000            0.9%
Donald L. Runkle (1)                    20,000            0.3%
Jeffrey L. Feinberg (7)              1,276,100           19.99 %
Baupost Group LLC (8)                  493,590            7.73%
Balyasny Asset Management (9)          355,500            5.57%
Global Capital LLC (10)                312,000            4.90%
Crescendo (11)                         320,000            5.02%
All directors and executive officers 1,149,000           18.0%
as a group (5 individuals)

(1) Unless otherwise indicated, the business address of each of the individuals is c/o AAAC, 199 Pierce Street, Suite 202, Birmingham, Michigan, 48009.

(2) Beneficial ownership and percentage has been determined in accordance with Rule 13d-3 under the Securities Exchange Act of 1934.

(3) These amounts based upon pre-business combination aggregate of 6,380,000 shares outstanding including 1,349,000 insider shares and 5, 031,250 shares publicly held.

(4) William R. Herren shares of Common Stock do not include 90,400 shares issuable upon exercise of warrants.

(5) Rudy Wilson shares of Common Stock does not include 90,400 shares issuable upon exercise of warrants

(6) Chun Y. Hao shares of Common Stock do not include 89,200 shares issuable upon exercise of warrants.

(7) Mr. Feinberg's shares of AAAC Common Stock include 1,084,900 shares issuable upon exercise of warrants. The securities reported as held by Mr. Feinberg represent shares of Common Stock held by Mr. Feinberg in his personal account; JLF Partners I, L.P., JLF Partners II, L.P. and JLF Off Shore Fund, Ltd. to which JLF Asset Management LLC serves as the management company and/or investment manager. Mr. Feinberg is the managing member of JLF Asset Management, LLC. The business address of Mr. Feinberg and these entities is 2775 Via de la Valle, Suite 204, Del Mar, California 92014. This information is derived from a Form 3 filed by the above persons with the SEC on July 3, 2007, a Form 4 field by the above persons with the SEC on October 12, 2007 and a Schedule 13 G/A filed by the above persons with the SEC on December 7, 2007.

(8) The control person of the shares owned by The Baupost Group is Seth A. Klarman. The business address of The Baupost Group, LLC is: 10 St. James Avenue, Suite 2000 Boston, Massachusetts 02116. The foregoing information is derived from a Schedule 13G /A filed with the SEC on February 13, 2007.

(9) The control person of the shares owned by Atlas Global is Mr. Dmitry Balyasny. The business address of Atlas Global, LLC; Balyasny Asset Management L.P. and Mr. Dmitry Balyasny is: 181 West Madison, Suite 3600, Chicago, IL 60602. The foregoing information is derived from a Schedule 13G /A filed with the
SEC on August 31, 2006.

(10) The control person of the shares owned by Globis Capital Management is Mr. Paul Packer. The business address of Mr. Paul Packer; Globis Capital Management, L.P. and Globis Capital LLC is: 60 Broad Street, 38th Floor, New York, New York 10004. The foregoing information is derived from a Schedule 13G /A filed with the SEC on May 17, 2006.

(11) The control person of the shares owned by Crescendo Investments is Mr. Eric Rosenfeld. The business address of Mr. Eric Rosenfeld; Crescendo Investments III, LLC; and Crescendo Partners III, L.P. is 10 East 53rd Street, 35th Floor, New York, New York 10022. The foregoing information is derived from a Schedule 13G /A filed with the SEC on October 5, 2007.

All of the shares of our common stock outstanding prior to our initial public offering, or the pre-public offering shares, were placed in escrow with Continental Sock Transfer & Trust Company, as escrow agent, and shall remain in escrow until the earliest of (i) April 19, 2008; or
(ii) our liquidation; or (iii) the consummation of a merger, stock exchange or other similar transaction which results in all of our stockholders having the right to exchange their shares of common stock for cash, securities or other property subsequent to the Company consummating a business combination.

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


Item 12. Certain Relationships and Related Transactions and Director
         Independence

On June 20, 2005, we issued 1,349,000 shares of our common stock to the individuals set forth below for $25,000 in cash, at a purchase price of approximately $.001 per share (giving retroactive effect to a stock dividend of .094 shares of common stock for each outstanding share of common stock on December 14, 2005, and a stock dividend of .233 shares of common stock for each outstanding share of common stock on January 23, 2006) as follows:


Name                     Number of Shares
------------------       ----------------

William R. Herren        448,000
Rudy Wilson              448,000
Chun Y. Hao              173,000
David J. Brophy           60,000
Donald L. Runkle          20,000
Paul Packer              100,000
Michael Metzman           50,000
Craig Samuels             50,000
Total                  1,349,000

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

The holders of the majority of these shares will be entitled to make up to two demands that we register these shares pursuant to an agreement to be signed prior to or on the date of this prospectus. The holders of the majority of these shares can elect to exercise these registration rights at any time commencing three months prior to the date on which these shares of common stock are to be released from escrow. In addition, these stockholders have certain "piggy-back'' registration rights with respect to registration statements filed subsequent to the date on which these shares of common stock are released from escrow. We will bear the expenses incurred in connection with the filing of any such registration statements.

William R. Herren, Rudy Wilson, Chun Yi Hao, or their designees, have agreed with Rodman & Renshaw that during the 45 trading day period commencing on the later of the date separate trading of the warrants has commenced or sixty days following the consummation of this offering, they will purchase up to 320,000 warrants in the public marketplace at prices not to exceed $1.40 per warrant. As of December 31, 2007 they have purchased an aggregate of 290,000 warrants.

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

We have agreed to pay Asia Development Capital LLC $7,500 per month for these services.Messrs. Herren, Wilson, and Hao each own 33.33% of Asia Development Capital LLC. Accordingly, each will benefit from the transaction to the extent of his respective interest in Asia Development Capital LLC. However, this arrangement is solely for our benefit and is not intended to provide Messrs. Herren, Wilson, and Hao compensation in lieu of a salary. We believe, based on rents and fees for similar services in the United States and Asia, that the fee charged by Asia Development Capital LLC is at least as favorable as we could have obtained from an unaffiliated person. However, as most of our directors may not be deemed "independent,'' we did not have the benefit of disinterested directors approving this transaction.

Accordingly, each will benefit from the transaction to the extent of his respective interest in Asia Development Capital LLC. However, this arrangement is solely for our benefit and is not intended to provide Messrs. Herren, Wilson, and Hao compensation in lieu of a salary. We believe, based on rents and fees for similar services in the United States and Asia, that the fee charged by Asia Development Capital LLC is at least as favorable as we could have obtained from an unaffiliated person. However, as our directors may not be deemed "independent,'' we did not have the benefit of disinterested directors approving this transaction.

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

		Index to Financial Statements and Schedules

		Report of Independent Registered Public Accounting Firm

		Balance Sheet as of December 31, 2007

		Income Statement-Period from June 20, 2005 (inception)
                 to December 31, 2007

		Statement of Stockholders' Equity-Period from June 20,
                 2005 (inception) to December 31,2007

		Statement of Cash Flows-Period from June 20, 2005
                 (inception) to December 31, 2007

		Notes to Financial Statements

	2.	Financial Statement Schedule (s):

		All schedules are omitted for the reason that the information is included in the financial statements or the notes thereto or that they are not required or are not applicable.

	3.	Exhibits:

Exhibit No. Description

11.1  Statement of Computation Per share earnings
23.1  Consent of Rothstein & Kass*



Item 14. Principal Accountant Fees and Services.

Audit Fees

During the fiscal years ended December 31, 2007 and 2006, AAAC's principal accountant billed approximately $143,000 and $96,000 respectively for professional services for the audit of our annual financial statements and services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for those fiscal years

Audit-Related Fees

During 2007, our principal accountant did not render assurance and related services reasonably related to the performance of the audit or review of financial statements.

Tax Fees

During 2007 and 2006, our principal accountant rendered services to us for tax compliance, tax advice and tax planning for $15,000 and nil, respectively.

All Other Fees

During 2007, there were no fees billed for products and services provided by the principal accountant other than those set forth above.


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


Date: March 13, 2008                    By: /s/William R. Herren
                                               William R. Herren
                                               Chairman of the Board

Date: March 13, 2008                    By: /s/Rudy Wilson
                                               Rudy Wilson
                                               Chief Executive Officer

Pursuant to the requirements of Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the registrant, in the capacities and on the dates indicated.

Date: March 13, 2008                    By: /s/William R. Herren
                                               William R. Herren
                                               Chairman of the Board

Date: March 13, 2008                    By: /s/Rudy Wilson
                                               Rudy Wilson
                                               Chief Executive Officer

Date: March 13,2008                     By: /s/David J. Brophy
                                               David J. Brophy
                                  Chief Financial & Accounting Officer

Date: March 13, 2008                    By: /s/Donald L. Runkle
                                               Donald R. Runkle
                                               Director


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

b) evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

c) disclosed in this report any change in the registrant's internal control over financial reporting that occurred during the registrant's most recent fiscal quarter (the registrant's fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting; and

5. The registrant' s other certifying officers and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant' s auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent functions):

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

Dated: March 13, 2008

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

The Annual Report on Form 10-KSB for the fiscal year ended December 31, 2006 (the "Form 10-KSB") of the Company fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934, and information contained in the Form 10-KSB fairly presents, in all material aspects, the financial condition and results of operations of the Company.

Dated: March 13, 2008

/s/William R. Herren
   William R. Herren
   Chairman of the Board


/s/Rudy Wilson
   Rudy Wilson
   Chief Executive Officer

/s/ David J. Brophy
    David J. Brophy
    Chief Financial & Accounting Officer

A signed original of this written statement required by Section 906 has been provided to the Company and will be retained by the Company and furnished to the Securities and Exchange Commission or its staff upon request.


ASIA AUTOMOTIVE ACQUSITION CORPORATION
(a corporation in the development stage)

Index to Financial Statements


Financial Statements
Report of Independent Registered Public Accounting Firm
Balance Sheet
Statements of Operations
Statement of Changes in Stockholders' Equity
Statements of Cash Flows
Notes to Financial Statements


REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders
Asia Automotive Acquisition Corporation


We have audited the accompanying balance sheet of Asia Automotive Acquisition Corporation (a corporation in the development stage) (the "Company") as of December 31, 2007 and the related statements of operations, changes in stockholders' equity and cash flows for the years ended December 31, 2007 and 2006, and for the period from June 20, 2005 (date of inception) through December 31, 2007. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2007 and the results of its operations and its cash flows for the years ended December 31, 2007 and 2006, and for the period from June 20, 2005 (date of inception) through December 31, 2007, are in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that Asia Automotive Acquisition Corporation will continue as a going concern. As discussed in Note 1 to the financial statements, Asia Automotive Acquisition Corporation will face a mandatory liquidation if a business combination is not consummated by April 18, 2008, which raises substantial doubt about its ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.


/s/  Rothstein, Kass & Company, P.C.
     Roseland, New Jersey
     March 11, 2008


          Asia Automotive Acquisition Corporation
          (a corporation in the development stage)
                       BALANCE SHEET
                                                  December 31,
                                                      2007
                                                ________________
ASSETS

Current assets
   Cash and cash equivalents                    $     35,611

Other assets
   Deferred income taxes                        $    442,659
   Cash held in trust account                   $ 39,507,229
                                                ________________
Total assets                                    $ 39,985,499
                                                ================
LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities
   Accrued expenses                             $    595,500
   Warrant liability                            $ 14,562,188
   Deferred underwriter's fee                   $    966,121
                                                ________________
Total current liabilities                       $ 16,123,809

Common stock, subject to possible
conversion, 1,005,746 shares at
conversion value plus interest income
of $238,363 and $170,070 for the
fiscal years ended December 31, 2007
and December 31, 2006, respectively
(net of taxes)                                  $  7,888,291

STOCKHOLDERS' EQUITY

Preferred stock, $.001 par value,
authorized 1,000,000 shares; none
issued and outstanding

Common stock, $.001 par value,
authorized 39,000,000 shares; issued
and outstanding 6,380,250 shares (of
which 1,005,746 shares subject to
possible conversion)                            $     6,380

Additional paid-in capital                      $22,327,433

Deficit accumulated during the
development stage                               $(6,360,414)
                                                _____________
Total stockholders' equity                      $15,973,399
                                                _____________
Total liabilities and stockholders' equity      $39,985,499
                                                =============


See accompanying notes to financial statements.

                                   F1

                Asia Automotive Acquisition Corporation
                (a corporation in the development stage)
                       STATEMENTS OF OPERATIONS
                                                          June 20, 2005
                       Year ended         Year ended      (inception) to
                     December 31,2007   December 31,2006  December 31,2007
                     ________________   ________________  ________________
Interest income, net  $1,834,484         $1,308,883        $3,143,367
Loss on warrant
 liability            (3,395,625)        (3,783,750)       (7,179,375)
Formation and
 operating costs        (839,349)          (636,637)       (1,311,542)
Loss before taxes     (2,400,490)        (3,111,504)       (5,347,550)

Income taxes            (146,322)          (458,109)         (604,431)

Net loss             $(2,546,812)       $(3,569,613)      $(5,951,981)
                     ________________   ________________  ________________

Common shares
outstanding subject to
possible conversion     1,005,476            710,101           677,028

Net loss per
common share for
shares  subject
to possible conversion     $(.24)             $(.24)            $(.60)

Weighted average shares
outstanding
(basic and diluted)     6,380,250          4,901,284         4,735,837

Net loss per
common share
(basic and diluted)        $(.40)             $(.73)           $(1.26)


See accompanying notes to financial statements.

                                      F2


                   Asia Automotive Acquisition Corporation
                   (a corporation in the development stage)
                 STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
                            Common Stock      Additional   Deficit accumulated
                         Shares     Amount    paid in      during development
                                              capital      stage                 Total
                         ________   _______   __________   ___________________   _____
Balances at June 20,
2005                         -      $  -      $   -        $    -                $ -
(date of inception)

Issuance of common
stock to                1,349,000   $ 1,349   $ 23,651                           $25,000

existing shareholders

Net loss                                                    $  (5,626)           $(5,626)
                        _________________________________________________________________
Balances at December
31, 2005                1,349,000   $ 1,349   $ 23,651      $  (5,626)           $19,374
                        _________________________________________________________________
Sale of 5,031,250
units on April 18,      5,031,250   $ 5,031   $37,166,353                    $37,171,384
2006 at a price of
$8.00 per unit, net
of underwriter's
discount and offering
expenses (including
1,005,746 shares
ubject to possible
redemption)

Sale of option on
April 18, 2006 at a                            $ 100                            $ 100
price of $100 for
350,000 units

Proceeds subject to
possible                                       $(7,479,858)                   $(7,479,858)
conversion of
shares, 1,005,746
shares

Warrant liability                              $(7,382,813)                   $(7,382,813)

Net loss                                                      $(3,569,613)    $(3,569,613)

Balances at December
31, 2006                6,380,250   $ 6,380    $22,327,433    $(3,575,239)    $18,758,574

Net loss                                                      $(2,785,175)    $(2,785,175)
                        __________________________________________________________________
Balances at December
31, 2007                6,380,250   $ 6,380    $22,237,433    $(6,360,414)    $(15,973,399)
                        ==================================================================

See accompanying notes to financial statements.

                                       F3


              Asia Automotive Acquisition Corporation
              (a corporation in the development stage)
                     STATEMENTS OF CASH FLOWS
                                                          June 20, 2005
                       Year ended         Year ended      (Date of inception)
                     December 31,2007   December 31,2006        to
                                                          December 31,2007
                     ________________   ________________  ________________
Cash flows
from operating
activities:

Net loss             $(2,546,812)       $(3,569,613)       $(5,951,981)

Adjustments to
reconcile net
loss to net
cash provided
by operating
activities:

  Deferred tax
  benefit            $  (442,659)                          $  (442,659)

  Warrant liability  $ 3,395,625        $ 3,783,750        $ 7,179,375

  Income
  taxes payable      $  (458,109)       $   458,109

  Accrued expenses   $   483,750        $   111,750        $   595,500

Net cash
provided by
operating
activities:          $   431,795        $   783,996        $ 1,380,235
                     _________________________________________________
Net cash used
in investing
activities:

  Cash held
  in trust account   $ (780,346)        $(38,726,883)      $39,507,229
                     _________________________________________________
Cash flows
from financing
activities:

  Proceeds
  from note payable                     $     20,250       $    45,250

  Proceeds from
  issuance of common
  stock to existing
  stockholders                                             $    25,000

  Proceeds from
  sale of option to
  underwriter                           $        100       $       100

  Gross proceeds of
  public offering                       $ 40,250,000       $40,250,000

  Repayment of
  notes payable
  to stockholders                       $    (45,250)      $   (45,250)

  Payments of deferred
  offering costs                        $ (1,912,794)      $(2,122,495)

Net cash provided by
financing activities                    $ 38,312,606       $ 38,162,605
                     __________________________________________________
Net increase
(decrease) in
cash and cash
equivalents          $   (348,551)      $    369,419       $     35,611

Cash and cash
equivalents,
beginning of period  $    384,162       $     14,743

Cash and cash
equivalents, end
of period            $     35,611       $    384,162       $     35,611

Supplemental
cash flow
disclosure:

Deferred
underwriter's fees   $                  $  1,207,500       $  1,207,000

Cash paid for taxes  $  1,037,000       $                  $  1,037,000

Accrued
offering costs       $                  $                  $    235,369


See accompanying notes to financial statements.

                                         F4



           Asia Automotive Acquisition Corporation
           (a corporation in the development stage)

               Notes to Financial Statements


1. ORGANIZATION AND BUSINESS OPERATIONS

Asia Automotive Acquisition Corporation (the "Company") was incorporated in Delaware on June 20, 2005 as a blank check company formed to acquire, through merger, capital stock exchange, asset acquisition or other similar business combination, a business in the automotive supplier industry. The Company has neither engaged in any operations nor generated revenues to date. The Company is considered to be in the development stage as defined in Statement of Financial Accounting Standards (SFAS) No. 7, "Accounting and Reporting By Developmental State Enterprises" and is subject to the risks associated with activities of development stage companies. The Company has elected December 31st as its fiscal year end.

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

On July 19, 2007, at a meeting of the Company's Board of Directors
("BOD") at which a quorum was present, legal counsel for Hunan TX Enterprise Co Ltd. ("TX") informed the Board that registration of TX has been completed with the local Chinese government authorities, permitting the execution of the Equity Acquisition Agreement ("EAA") on July 24, 2007. The Board deemed it appropriate to make a public announcement by the filing of a Form 8K with the SEC on July 24, 2007. Pursuant to EAA the Company, which shall be renamed TX International, Ltd. ("TI") and redomesticated as a British Virgin Islands Company, would merge with TI resulting in TX becoming a wholly owned subsidiary of the TI. At the closing of the acquisition, the stockholders of TX will receive
$13,000,000 million in cash. Additionally, the Company and TX executed a Key Employee Employment Agreement and Performance Earn-Out Agreement which will provide for certain retention and incentive bonuses. The closing of the acquisition is subject to certain conditions, including the approval of the transaction by the majority of the Company's stockholders and that fewer than 20% of the Company's stockholders exercise their right to redeem their shares of common stock for cash.

On August 10, 2007, the Company was informed by legal counsel for TX that the Changsha Ministry of Commerce had approved the EAA previously executed among and between the Company and TX on July 24, 2007.The Board deemed it appropriate to make a public announcement by the filing of a Form 8K with the SEC on August 13, 2007

On August 29, 2007 at a meeting of the Company's BOD, the directors approved an amendment of the Company's By-Laws to allow the BOD (by simple majority) rather than shareholders to remove a director. Pursuant to this amendment Mr. Vinit Bansal and Mr. Chun Hao as Class A directors were not nominated for reelection.

On September 18, 2007 the Company filed a Form 8K with the SEC stating its intent to commence holding presentations for its stockholders regarding its proposed acquisition of TX as described in AAAC's Current Reports on Form 8-K dated July 25, 2007, and August 13, 2007.

On September 20, 2007 the Company's BOD met to consider Proposals for a special meeting of shareholders pursuant to the acquisition. After careful consideration, the BOD determined unanimously that each of the Equity Acquisition Proposal and the Redomestication merger Proposal is fair to and in the best interests of AAAC and its stockholders. AAAC's BOD has approved and declared advisable the Equity Acquisition Proposal and the Redomestication merger proposal and unanimously recommends that the shareholders vote or give instructions to vote "FOR" each of the Proposals to adopt the Equity Acquisition Proposal and the Redomestication merger Proposal. Subsequently, the Company filed a Schedule 14(a) Preliminary Proxy Statement with the SEC for a special meeting of shareholders to be held to consider AAAC's pending acquisition of TX. The Preliminary Proxy Statement is subject to SEC review. The date of the special meeting of shareholders and the record date for the meeting will be specified in a definitive proxy statement to be mailed to shareholders following such review.

In the event that the Company does not consummate a Business
Combination within 18 months from the date of the consummation of the Offering, or 24 months from the consummation of the Offering if certain extension criteria have been satisfied, the proceeds held in the Trust Account will be distributed to the Company's public stockholders, excluding the existing stockholders to the extent of their initial stock holdings. Since the Offering was consummated on April 18, 2006, the above-mentioned 18-month period was set to end on October 18, 2007 unless otherwise extended. In furtherance of the Company's corporate purpose on September 18, 2007, the Company entered into a letter of intent with a potential target business, TX, thereby extending the deadline to consummate a business combination from October 18, 2007 thru April 18, 2008.

If the Company does not complete a business combination by April
18, 2008, the Company will be dissolved. In connection with such dissolution, the Company will distribute to all of its public stockholders, in proportion to their respective equity interests, an aggregate sum equal to the amount in the trust account, inclusive of any interest (net of taxes), plus any remaining net assets. The Company's stockholders who obtained their shares of Company common stock prior to the Offering have waived their rights to participate in any liquidation distribution with respect to shares of common stock owned by them immediately prior to the Offering, but they will participate in any liquidation distribution with respect to shares of common stock purchased in or following the Offering. There will be no distribution from the trust account with respect to the Company's warrants.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of presentation

The accompanying financial statements are presented in U.S. dollars in conformity with accounting principles generally accepted in the United States of America, and pursuant to the accounting and disclosure rules and regulations of the Securities and Exchange Commission (the "SEC").

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

Fair value of financial instruments:

The fair value of the Company's assets and liabilities, which qualify as financial instruments under SFAS 107, "Disclosure About Fair
Value of Financial Instruments," approximates the carrying amounts represented in the condensed balance sheet.

Cash held in Trust Account:

Cash held in the Trust Account is invested in T-bills   The Company
recognizes cash held in the Trust Account as a non-current asset in the accompanying balance sheet, and totaled $39,507,229 as of December 31, 2007. The carrying value of cash equivalents approximates fair value. Interest income is recorded on an accrual basis.

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

The Company's statements of operations include a presentation of earnings per share for common stock subject to possible conversion in a manner similar to the two-class method of earnings per share in accordance with Emerging Issue Task Force Abstracts, Topic No. D-98 "Classification and Measurement of Redeemable Securities". Basic and diluted net income per share amounts for the maximum number of shares subject to possible conversion are calculated by dividing the net interest income attributable to common shares subject to conversion ($238,363 and $170,070 for the years ended December 31, 2007 and 2006, respectively, and $408,433 for the period June 20, 2005 (inception) to December 31, 2007) by the weighted average number of shares subject to possible conversion.

Redeemable common stock:

The Company accounts for redeemable common stock in accordance with Emerging Issue Task Force ("EITF") D-98 "Classification and Measurement of Redeemable Securities". Securities that are redeemable for cash or other assets are classified outside of permanent equity if they are redeemable at the option of the holder. The Company recognizes changes in the redemption value immediately as they occur and adjusts the carrying value of the redeemable common stock to equal its redemption value at the end of each reporting period.

As discussed in Note 1, in that Company does not consummate a Business Combination by April 18, 2008, the Company's corporate existence will cease and in the event that 20% or more of the outstanding stock (excluding, for this purpose, those shares of common stock issued prior to the Public Offering) vote against the Business Combination and elect to exercise their redemption rights, the Business Combination will not be consummated. In accordance with EITF D-98, redeemable shares are not classified outside of permanent equity if the redemption causes a liquidation event. Accordingly, 1,005,746 shares (20% of the shares sold in the Offering, minus 1 share) have been classified outside of permanent equity at redemption value.

Concentration of credit risk:

Financial instruments that potentially subject the Company to concentrations of credit risk consist of cash accounts in a financial institution, which at times may, exceed the Federal depository insurance coverage. The Company has not experienced losses on these accounts and management believes the Company is not exposed to significant risks on such accounts.

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

Income tax:

The Company complies with the Financial Accounting Standards Board ("FASB") SFAS 109, "Accounting for Income Taxes," which requires an asset and liability approach to financial accounting and reporting for income taxes. Deferred income tax assets and liabilities are computed for differences between the financial statement and tax bases of assets and liabilities that will result in future taxable or deductible amounts, based on enacted tax laws and rates applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are established, when necessary, to reduce deferred tax assets to the
amount expected to be realized.   As of December 31, 2007, no valuation
allowance has been established on the deferred tax asset of $443,000.

Cash and cash equivalents:

The Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents.

Recently issued accounting standards:

In December 2007, the FASB issued SFAS No. 141R, "Business Combinations" ("SFAS 141R"). SFAS 141R replaces SFAS 141 and establishes principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, any non controlling interest in the acquiree and the goodwill acquired. SFAS 141R also establishes disclosure requirements which will enable users to evaluate the nature and financial effects of the business combination. This standard is effective for fiscal years beginning after December
15, 2008, which will require the Company to adopt these provisions for business combinations occurring in fiscal 2009 and thereafter. Early adoption of SFAS 141R is not permitted.

Management does not believe that any recently issued, but not yet effective, accounting standards if currently adopted would have a material effect on the accompanying financial statements.


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


4. INCOME TAXES

Income tax expense for the twelve months ended December 31, 2007, December 31, 2006, and the period from June 20, 2005 (date of inception) to December 31, 2007 was approximately $146,000, $458,000, and $604,000 respectively, which is net of the expense for current federal income taxes and the deferred tax benefit recorded for the twelve months ended December 31, 2007, December 31, 2006, and the period from June 20, 2005 (date of inception) to December 31, 2007.

The Company has not begun its trade or business for U.S. tax purposes. Accordingly, it could not yet recognize losses for start-up expenditures. As a result a deferred tax asset of approximately $443,000 at December 31, 2007 was established for these start-up expenditures.

The Company adopted the provisions of FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes, an Interpretation of FASB Statement No. 109 ("FIN 48"). FIN 48 provides recognition criteria and a related measurement model for tax positions taken by companies. In accordance with FIN 48, a tax position is a position in a previously filed tax return or a position expected to be taken in a future tax filing that is reflected in measuring current or deferred income tax assets and liabilities. Tax positions shall be recognized only when it is more likely than not (likelihood of greater than 50%), based on technical merits, that the position will be sustained upon examination.

Tax positions that meet the more likely than not threshold should be measured using a probability weighted approach as the largest amount of tax benefit that is greater than 50% likely of being realized upon settlement. The Company adopted FIN 48, which had no effect on the Company's financial positions and results of operations at this time given its limited operations and activities.

5. COMMITMENTS AND RELATED PARTY TRANSACTIONS

The Company presently occupies office space provided by Asia Development Capital LLC ("ADC"), an affiliate of the Company. ADC has agreed that, until the Company consummates a business combination, it will make such office space, as well as certain office and secretarial services, available to the Company, as may be required by the Company from time to time. The Company has agreed to pay such affiliate $7,500 per month for such services commencing on the effective date of the Offering, April 18, 2006.

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

The sale of the option will be accounted for as an equity transaction. Accordingly, there will be no net impact on the Company's financial position or results of operations, except for the recording of the $100 proceeds from the sale. The Company has determined, based upon a Black-Scholes model, that the fair value of the option on the date of sale would be approximately $2.98 per unit, or approximately $1,043,000 total, using an expected life of five years, volatility of 45.47% and a risk-free interest rate of 3.38%.

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

Certain of the Company's officers, directors, or their designees have agreed with the Representative that upon consummation of the Offering and during the 45 trading day period commencing on the later of the date that the securities comprising the units begin separate trading or 60 days following the consummation of the Offering, that they will purchase up to 320,000 warrants in the public marketplace at prices not to exceed $1.40 per Warrant. As of December 31, 2007, William R Herren, Mr. Rudy Wilson, Chun Hao and Asia Development Capital held 290,000 warrants to purchase the Company's securities.

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

On February 8, 2006, five stockholders entered into five separate letter agreements with the representatives of the underwriters pursuant to which they agreed to purchase in aggregate up to $2,000,000 in warrants at prices not to exceed $1.40 per warrant during the 45 day trading period commencing on the later of the date separate trading of the Warrants has commenced or 60 calendar days following the consummation of the Offering. These entities have agreed that any warrants purchased by them pursuantto this agreement will not be sold or transferred until after a completed business combination. As of December 31, 2007, these five stockholders held 20,000 warrants to purchase the Company's securities.


6. PREFERRED STOCK

The Company is authorized to issue 1,000,000 shares of preferred stock with such designations, voting and other rights and preferences as may be determined from time to time by the Board of Directors. As of December 31, 2007, the Company has not issued any shares of preferred stock.