Form 10QSB
period 2008-03-31
Asia Automotive Acquisition Corp.
filed 2008-05-22
CIK 1332552

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                   FORM 10-QSB

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     FOR THE FISCAL QUARTER ENDED: MARCH 31, 2008

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                       COMMISSION FILE NUMBER: 333-127755

                     ASIA AUTOMOTIVE ACQUISITION CORPORATION

             DELAWARE                                    20-3022522
 (State or other jurisdiction of            (I.R.S. Employer Identification No.)
  incorporation or organization)

401 SOUTH OLD WOODWARD, SUITE 450
       BIRMINGHAM, MICHIGAN
 (Address of principal executive                            48009
            offices)                                     (Zip Code)

                                 (248) 593-8330
               Registrant's telephone number, including area code

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of "accelerated filer and large accelerated filer" in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer [ ]   Accelerated filer [ ]   Non-accelerated filer [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [X] No [ ]

Indicate the number of shares of each of the issuer's classes of common stock as of the latest practicable date.

The number of shares outstanding of the registrant's common stock as of May 1, 2008 was 6,386,250.

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

                       PART II - OTHER INFORMATION

Item 1. Legal Proceedings
Item 2. Exhibits

SIGNATURES

CERTIFICATIONS

PART 1. FINANCIAL INFORMATION

ITEM 1. CONDENSED FINANCIAL STATEMENTS

                     ASIA AUTOMOTIVE ACQUISITION CORPORATION
                    (a corporation in the development stage)
                            CONDENSED BALANCE SHEETS

                                             MARCH 31, 2008   DECEMBER 31, 2007
                                             --------------   -----------------
                                               (UNAUDITED)
                  ASSETS
Current assets
   Cash and cash equivalents                  $     7,338        $    35,611
Other assets
   Deferred income taxes                          687,466            442,659
   Investments in the Trust Account            39,860,860         39,507,229
                                              -----------        -----------
Total assets                                  $40,555,664        $39,985,499
                                              ===========        ===========
     LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities
   Accrued expenses                           $ 1,292,562        $   595,500
   Accrued taxes payable                          120,000
   Warrant liability                            9,515,100         14,562,188
   Deferred underwriter's fee, net of
      $241,379 in common stock, subject
      to conversion                               966,121            966,121
                                              -----------        -----------
Total current liabilities                      11,893,783         16,123,809
                                              -----------        -----------
Common stock, subject to possible
   conversion, 1,005,746 shares at
   conversion value plus interest income
   of $454,382 and $408,433,
   approximately $7.89 per share and
   $7.88 per share, respectively                7,934,240          7,888,291

          STOCKHOLDERS' EQUITY

Preferred stock, $.001 par value,
   authorized 1,000,000 shares; none
   issued                                              --                 --
Common stock, $.001 par value, authorized
   39,000,000 shares; issued and
   outstanding 6,380,250 shares
   (of which 1,005,746 shares subject to
   possible redemption)                             6,380              6,380
Additional paid-in capital                     22,327,433         22,327,433
Deficit accumulated during the
   development stage                           (1,606,172)        (6,360,414)
                                              -----------        -----------
Total stockholders' equity                     20,727,641         15,973,399
                                              -----------        -----------
Total liabilities and stockholders' equity    $40,555,664        $39,985,499
                                              ===========        ===========

See accompanying notes to condensed financial statements.

                     ASIA AUTOMOTIVE ACQUISITION CORPORATION
                    (a corporation in the development stage)
                       CONDENSED STATEMENTS OF OPERATIONS
                                   (unaudited)

                                               THREE MONTHS     THREE MONTHS     JUNE 20, 2005
                                                  ENDED             ENDED       (INCEPTION) TO
                                              MARCH 31, 2008   MARCH 31, 2007   MARCH 31, 2008
                                              --------------   --------------   --------------
Other income (expense), net                     $  353,631      $  470,559       $ 3,496,998
Unrealized gain (loss) on warrant liability      5,047,088         690,078        (2,132,287)
Formation and operating costs                     (725,335)       (359,527)       (2,036,877)
                                                ----------      ----------       -----------
Other income (loss) before taxes                 4,675,384         801,110          (672,166)
Income tax benefit (expense)                       124,807         113,904          (479,624)
                                                ----------      ----------       -----------
Net income (loss)                               $4,800,191      $  915,014       $(1,151,790)
                                                ----------      ----------       -----------
Income applicable to common stockholders
   subject to possible conversion               $   45,949          61,142       $   454,382
Income (loss) applicable to common
   stockholders not subject to possible
   conversion                                   $4,754,242         853,872       $(1,606,172)
Weighted average common shares outstanding:
Basic                                            6,380,250       6,380,250         4,883,267
Diluted                                          8,188,133       8,130,428         4,883,267
                                                ==========      ==========       ===========
Income (loss) per share, basic                  $      .75      $      .14       $      (.24)
Income (loss) per share, diluted                $      .59      $      .11       $      (.24)

See accompanying notes to condensed financial statements.

                     ASIA AUTOMOTIVE ACQUISITION CORPORATION
                    (a corporation in the development stage)

                       CONDENSED STATEMENTS OF CASH FLOWS

                                                                                   JUNE 20, 2005
                                                 THREE MONTHS     THREE MONTHS       (DATE OF
                                                     ENDED            ENDED        INCEPTION) TO
                                                MARCH 31, 2008   MARCH 31, 2007   MARCH 31, 2008
                                                --------------   --------------   --------------
                                                  (UNAUDITED)      (UNAUDITED)      (UNAUDITED)
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income (loss)                              $ 4,800,191       $ 915,014      $ (1,151,790)
   Adjustments to reconcile net income (loss)
   to net cash provided by operations:
      Deferred income tax benefit                    (244,807)       (282,785)         (687,466)
Changes in operating liabilities:
      Warrant liability                            (5,047,088)       (690,078)        2,132,287
      Accrued taxes payable                           120,000         168,881           120,000
      Accrued expenses                                697,062         253,712         1,292,562
                                                  -----------       ---------      ------------
Net cash provided by operating activities             325,358         364,744         1,705,593
                                                  -----------       ---------      ------------
NET CASH PROVIDED BY (USED IN)  INVESTING
ACTIVITIES:
      Investment in the Trust Account                (353,631)         57,942       (39,860,860)
                                                  -----------       ---------      ------------
CASH FLOWS FROM FINANCING ACTIVITIES:
   Proceeds from note payable                                                            45,250
   Proceeds from issuance of common stock
   to existing stockholders'                                                             25,000
   Proceeds from sale of options to the
   underwriter                                                                              100
   Proceeds from the issuance of common
   stock in the public offering                                                      40,250,000
   Repayment of notes payable to stockholders                                           (45,250)
   Payments of offering costs                                                        (2,112,495)
                                                  -----------       ---------      ------------
Net cash provided by financing activities                  --              --        38,162,605
                                                  -----------       ---------      ------------
Net increase (decrease) in cash and cash
   equivalents                                        (28,273)        422,686             7,338
Cash and cash equivalents, beginning of
period                                                 35,611         384,162                --
Cash and cash equivalents, end of period          $     7,338       $ 806,848      $      7,338
                                                  -----------       ---------      ------------

See accompanying notes to condensed financial statements.

                     ASIA AUTOMOTIVE ACQUISITION CORPORATION
                    (a corporation in the development stage)

                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                                   (UNAUDITED)

1. BASIS OF PRESENTATION, ORGANIZATION AND NATURE OF BUSINESS OPERATIONS

     The accompanying condensed financial statements as of March 31, 2008 and for the three months ended March 31, 2008 and for the period June 20, 2005 (inception) to March 31, 2008, have been prepared in accordance with accounting principles generally accepted in the United States of America ("U.S. GAAP") for interim financial statements and pursuant to the instructions on the Form 10-Q and Article 10 of Regulation S-X of the Securities and Exchange Commission ("SEC"). Certain financial information and footnote disclosures normally included in the financial statements prepared in accordance U.S. GAAP have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, all adjustments (consisting of normal recurring accruals) have been made that are considered necessary for a fair presentation of the financial position, results of operations, and cash flows of the Company for all periods presented.

     The results of operations for the three months ended March 31, 2008 are not necessarily indicative of the results of operations to be expected for a full fiscal year. These condensed financial statements should be read in conjunction with the audited financial statements for the year ended December 31, 2007 as reported on the Company's Annual Report on Form 10-KSB filed with the SEC. The condensed balance sheet as of December 31, 2007 was derived from the Company's audited financial statements but does not include all disclosures required by U.S. GAAP.

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

1. BASIS OF PRESENTATION, ORGANIZATION AND NATURE OF BUSINESS OPERATIONS (CONTINUED)

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

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Development Stage Company:

The Company complies with the reporting requirements of SFAS No. 7 "Accounting and Reporting by Development Stage Enterprises."

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

Warrant liability:

          The Company has outstanding warrants, which provides for the Company to register the shares underlying the warrants and is silent as to the penalty to be incurred in the absence of the Company's ability to deliver registered shares to the warrant holders upon warrant exercise. Under EITF No. 00-19 "Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company's Own Stock" ("EITF No. 00-19"), registration of the common stock underlying the Company's warrants is not within the Company's control. As a result, the company must assume that it could be required to settle the warrants on a net-cash basis, thereby necessitating the treatment of the potential settlement obligation as a liability. EITF No. 00-19 also requires the Company to record the potential settlement liability at each reporting date using the current estimated fair value of the warrants, with any changes being recorded through the Company's statement of operations. The potential settlement obligation related to the warrants will continue to be reported as a liability until such time that the warrants are exercised, expire, or the Company is otherwise able to modify the registration requirements in the warrant agreement to remove the provisions which require this treatment. The fair value of the warrant liability is determined using the trading value of the warrants.

Investments in the Trust Account:

          Cash held in the Trust Account is invested in U.S. Treasury Securities. The Company recognizes cash held in the Trust Account as a non-current asset in the accompanying balance sheet, and totaled $39,860,860 as of March 31, 2007. The carrying value of cash equivalents approximates fair value. Interest income is recorded on an accrual basis.

Income (loss) per common share:

          Income (loss) per common share is based on the weighted average number of common shares outstanding. The Company complies with SFAS No. 128, "Earnings Per Share." SFAS No. 128 requires dual presentation of basic and diluted income
(loss) per share for all periods presented. Basic loss per share excludes dilution and is computed by dividing income available to common stockholders by the weighted average number of common shares outstanding for the period. Diluted loss per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then share in the income of the Company.

          The Company's condensed statements of operations include a presentation of income (loss) per share for common stock subject to possible conversion in a manner similar to the two-class method of earnings per share in accordance with Emerging Issue Task Force Abstracts, Topic No. D-98 "Classification and Measurement of Redeemable Securities". Basic and diluted net income (loss) per share amounts for the number of common shares subject to possible conversion are calculated by dividing the net interest income applicable to common shares subject to conversion (approximately $46,000 and $61,000 for the three months ended March 31, 2008 and 2007, respectively, and $454,000 for the period June 20, 2005 (inception) to March 31, 2008) by the weighted average number of shares subject to possible conversion.

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

Concentration of credit risk:

          Financial instruments that potentially subject the Company to concentrations of credit risk consist of cash accounts in a financial institution which, at times, may exceed the Federal depository insurance coverage. The Company has not experienced losses on these accounts and management believes the Company is not exposed to significant risks on such accounts.

Cash and cash equivalents:

     The Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents.

Recently issued accounting standards:

     In September 2006, the Financial Accounting Standards Board ("FASB") issued SFAS No. 157, "Fair Value Measurements" ("SFAS 157"). SFAS 157 defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. SFAS 157 applies to other accounting pronouncements where the FASB requires or permits fair value measurements but does not require any new fair value measurements. In February 2008, FASB issued FASB Staff Position No. 157-2, "Effective Date of FASB Statement No. 157" ("FSP No. 157-2"), which delayed the effective date of SFAS 157 for certain non-financial assets and non-financial liabilities to fiscal years beginning after November 15, 2008, and interim periods within those fiscal years. The Company adopted SFAS 157 for financial assets and liabilities on January 1, 2008. SFAS 157 did not have any impact on the Company's results of operations or financial position. The disclosures required under SFAS 157 are set forth in
Note 5.

     In February 2007, the FASB issued SFAS No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities- Including an amendment of FASB Statement No. 155" ("SFAS 159"). This statement permits entities to choose to measure selected assets and liabilities at fair value. The Company adopted SFAS 159 on January 1, 2008 resulting in no impact to the Company's financial condition, results of operations or cash flows.

     In December 2007, the FASB issued SFAS No. 141 (revised 2007), "Business Combinations" ("SFAS 141(R)"). SFAS 141(R) establishes principles and requirements for how the acquirer in a business combination recognizes and measures in its financial statements the fair value of identifiable assets acquired, the liabilities assumed and any non-controlling interest in the acquiree at the acquisition date. SFAS 141(R) determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. SFAS No. 141(R) is effective for fiscal years beginning after December 15, 2008.

     In December 2007, the FASB issued SFAS No. 160, "Noncontrolling Interests in Consolidated Financial Statements - An Amendment of ARB No. 51" ("SFAS 160"). SFAS 160 requires reporting entities to present noncontrolling (minority) interests as equity as opposed to as a liability or mezzanine equity and provides guidance on the accounting for transactions between an entity and noncontrolling interests. SFAS 160 is effective the first fiscal year beginning after December 15, 2008, and interim periods within that fiscal year. SFAS 160 applies prospectively as of the beginning of the fiscal year SFAS 160 is initially applied, except for the presentation and disclosure requirements which are applied retrospectively for all periods presented subsequent to adoption. The adoption of SFAS 160 will not have a material impact on the Company's results of operations or financial position; however, it could impact future transactions entered into by the Company.

     Management does not believe that any other recently issued, but not yet effective, accounting pronouncements, if currently adopted, would have a material effect on the Company's financial statements.

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

4. INCOME TAXES

     Income tax benefit (expense) for the three months ended March 31, 2008 and 2007, and the period from June 20, 2005 (date of inception) to March 31, 2008 was approximately $125,000, $114,000, and ($480,000) respectively, which is net of the expense for current federal income taxes and the deferred tax benefit recorded for the three months ended March 31, 2008 and 2007, and the period from June 20, 2005 (date of inception) to March 31, 2008.

     The Company has not begun its trade or business for U.S. tax purposes. Accordingly, it could not yet recognize losses for start-up expenditures. As a result a deferred tax asset of approximately $687,000 at March 31, 2008 was established for these start-up expenditures.

     Effective January 1, 2007, the Company adopted the provisions of FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes, an Interpretation of FASB Statement No. 109 ("FIN 48"). FIN 48 provides recognition criteria and a related measurement model for tax positions taken by companies. In accordance with FIN 48, a tax position is a position in a previously filed tax return or a position expected to be taken in a future tax filing that is reflected in measuring current or deferred income tax assets and liabilities. Tax positions shall be recognized only when it is more likely than not (likelihood of greater than 50%), based on technical merits, that the position will be sustained upon examination.

     Tax positions that meet the more likely than not threshold should be measured using a probability weighted approach as the largest amount of tax benefit that is greater than 50% likely of being realized upon settlement. The Company adopted FIN 48, which had no effect on the Company's financial statements at this time given its limited operations and activities.

5. FAIR VALUE MEASUREMENTS

     Effective January 1, 2008, the Company adopted SFAS No. 157, Fair Value Measurement , or SFAS 157, for its financial assets and liabilities that are re-measured and reported at fair value at each reporting period, and non-financial assets and liabilities that are re-measured and reported at fair value at least annually. In accordance with the provisions of FSP no. FAS 157-2, Effective Date of FASB Statement No. 157, the Company has elected to defer implementation of SFAS 157 as it relates to its non-financial assets and non-financial liabilities that are recognized and disclosed at fair value in the financial statements on a nonrecurring basis until January 1, 2009. The Company is evaluating the impact, if any, this standard will have on its non-financial assets and liabilities.

     The adoption of SFAS 157 to the Company's financial assets and liabilities did not have an impact on the Company's financial results.

     The following table presents information about the Company's cash equivalents and cash held in trust that are measured at fair value on a recurring basis as of March 31, 2008, and indicates the fair value hierarchy of the valuation techniques the Company utilized to determine such fair value. In general, fair values determined by Level 1 inputs utilize quoted prices (unadjusted) in active markets for identical assets or liabilities. Fair values determined by Level 2 inputs utilize data points that are observable such as quoted prices, interest rates and yield curves. Fair values determined by Level 3 inputs are unobservable data points for the asset or liability, and includes situations where there is little, if any, market activity for the asset or liability:

                                                                                                SIGNIFICANT
                                                        QUOTED PRICES IN   SIGNIFICANT OTHER   UNOBSERVABLE
                                           MARCH 31,     ACTIVE MARKETS    OBSERVABLE INPUTS      INPUTS
DESCRIPTION                                   2008          (LEVEL 1)          (LEVEL 2)         (LEVEL 3)
-----------                               -----------   ----------------   -----------------   -------------
Assets:
Cash equivalents                          $     7,388   $     7,388               $--               $--
Cash and cash equivalents held in trust    39,860,860    39,860,860                --                --
                                          -----------   -----------               ---               ---
Total                                     $39,868,248   $39,868,248               $--               $--

     The fair values of the Company's cash equivalents and cash and cash equivalents held in Trust Account are determined through market, observable and corroborated sources. The carrying amounts reflected in the condensed balance sheets for other current assets and accrued expenses approximate fair value due to their short-term maturies.

     As disclosed in Note 2 "Warrant liability," the Company's issuance of warrants include provisions which require it to account for the conversion feature. Such financial instruments are recorded at fair value when issued and adjusted to fair value at each reporting date or when extinguished, converted or exercised, with the change in fair value reported in the statements of operations. As a result these changes in fair value, we have recorded a gain for the three months ended March 31, 2008 of approximately $5,047,000.

     The derivative liabilities are valued using the Black-Scholes pricing model using inputs applicable to each issuance. Such valuation falls under Level 3 of the fair value hierarchy under FAS 157. The following table represents the reconciliation required for Level 3 inputs and the valuation inputs to the Black-Scholes pricing model.

Balance - December 31, 2007   $14,562,188
Changes in fair value          (5,047,088)
                              -----------
Ending - March 31, 2008       $ 9,515,100
                              ===========

Unrealized gains (losses)
   included in earnings for
   the three months ended
   March 31, 2008
   attributable to
   derivative liabilities
   still held at March 31,
   2008                       $ 5,047,088
                              ===========
   - Cumulative               $(2,132,287)
                              ===========

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

     Certain of the Company's officers, directors, or their designees have agreed with the Representative that upon consummation of the Offering and during the 45 trading day period commencing on the later of the date that the securities comprising the units begin separate trading or 60 days following the consummation of the Offering, that they will purchase up to 320,000 warrants in the public marketplace at prices not to exceed $1.40 per Warrant. As of March 31, 2008, William R Herren, Mr. Rudy Wilson, Chun Hao and Asia Development Capital held 290,000 warrants to purchase the Company's securities.

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

     On February 8, 2006, five stockholders entered into five separate letter agreements with the representatives of the underwriters pursuant to which they agreed to purchase in aggregate up to $2,000,000 in warrants at prices not to exceed $1.40 per warrant during the 45 day trading period commencing on the later of the date separate trading of the Warrants has commenced or 60 calendar days following the consummation of the Offering. These entities have agreed that any warrants purchased by them pursuant to this agreement will not be sold or transferred until after a completed business combination. As of March 31, 2008, these five stockholders held 20,000 warrants to purchase the Company's securities.

7. PREFERRED STOCK

     The Company is authorized to issue 1,000,000 shares of preferred stock with such designations, voting and other rights and preferences as may be determined from time to time by the Board of Directors. As of March 31, 2008, the Company has not issued any shares of preferred stock.

8. SUBSEQUENT EVENTS

     The board of directors of Asia Automotive Acquisition Corporation ("AAAC") has unanimously approved the acquisition of Hunan Tongxin Enterprise Co., Ltd. ("Hunan Tongxin"), an operating company in the People's Republic of China, pursuant to an Equity Acquisition Agreement whereby AAAC will purchase 100% of the shares of Hunan Tongxin held by the stockholders (the "Hunan Tongxin Stockholders"). The board of directors of AAAC also has unanimously approved the simultaneous reincorporation of AAAC from the State of Delaware to the British Virgin Islands through a Redomestication with TI. In the Redomestication, AAAC will exchange its securities for the outstanding securities of TI.

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

Most of the activity from June 20, 2005 (inception) to March 31, 2008 relates to the Company's formation and public offering described below.

Three Months Ended March 31, 2008

     For the three months ended March 31, 2008, we had net income of approximately $4,800,000 consisting of interest income of $354,000, a gain on warrant liability of approximately $5,047,000 and formation and operating costs of $725,000. Interest income is derived primarily from investment of our cash balances held in trust, which aggregated approximately $39,861,000 at March 31, 2008. The cash balance held in trust is invested primarily in treasury bills.

Three Months Ended March 31, 2007

     For the three months ended March 31, 2007, we had net income of approximately $915,000 consisting of interest income of $471,000, a gain on warrant liability of approximately $690,000 and formational operating costs of $360,000. Interest income is derived primarily from investment of our cash balances held in trust, which aggregated approximately $38,669,000 at March 31, 2007. The cash balance held in trust was invested primarily in treasury bills.

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

               There has not been any change in our internal control over financial reporting in connection with the evaluation required by Rule 13a-15(d) under the Exchange Act that occurred during the quarter ended March 31, 2008, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. LEGAL PROCEEDINGS

There are no material legal proceedings pending against us.

Item 2. EXHIBITS

Exhibit No.                   Description of Exhibits
-----------   --------------------------------------------------------
31.1          Section 302 Certification of Principal Executive Officer

32.1          Section 906 Certification

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: May 22, 2008

By: /s/Rudy Wilson
    Rudy Wilson
    Chief Executive Officer
    (Principal Executive Officer)


By: /s/David J. Brophy
    David J. Brophy
    Chief Financial Officer
    (Principal Financial and Accounting Officer)